Form 10-Q
period 2001-06-15
FAIRFIELD INN BY MARRIOTT LTD PARTNERSHIP
filed 2001-07-30
CIK 855103

================================================================================

                      Securities and Exchange Commission

                            Washington, D.C.  20549

                                   FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                      OR

         [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 15, 2001                  Commission File No. 0-16728


                 FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                              10400 Fernwood Road
                            Bethesda, MD 20817-1109
                                (301) 380-9000


         Delaware                                             52-1638296
----------------------------                          --------------------------
  (State of Organization)                                  (I.R.S. Employer
                                                        Identification Number)


          Securities registered pursuant to Section 12(b) of the Act:

                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes ___  No  X   (Not Applicable).
                                   ---

================================================================================

================================================================================
                 Fairfield Inn by Marriott Limited Partnership
================================================================================


                               TABLE OF CONTENTS
                               -----------------

                                                                               PAGE NO.
                                                                               --------
PART I - FINANCIAL INFORMATION (unaudited):

     Condensed Balance Sheets
      June 15, 2001 and December 31, 2000.......................................  1

     Condensed Statements of Operations
      Twelve and Twenty-Four Weeks Ended June 15, 2001 and June 16, 2000........  2

     Condensed Statements of Cash Flows
      Twenty-Four Weeks Ended June 15, 2001 and June 16, 2000...................  3

     Notes to Condensed Financial Statements....................................  4

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations.......................................  5

     Submission of Matters to a Vote of Limited Partners........................  8

     Quantitative and Qualitative Disclosures about Market Risk.................  9

PART II - OTHER INFORMATION AND SIGNATURE

     Legal Proceedings..........................................................  9

                 Fairfield Inn by Marriott Limited Partnership
                           Condensed Balance Sheets
                                (IN THOUSANDS)


                                                                         June 15,    December 31,
                                                                           2001         2000
                                                                       ------------  ------------
                                                                        (unaudited)
                           ASSETS
 Property and equipment, net......................................     $  122,045    $  122,013
 Due from Marriott International, Inc. and affiliates.............          3,162         1,215
 Deferred financing costs, net of accumulated amortization........          2,712         2,937
 Property improvement fund........................................          4,013         5,489
 Restricted cash..................................................          6,035         7,726
 Cash and cash equivalents........................................          5,001         7,702
                                                                       ----------    ----------

                                                                       $  142,968    $  147,082
                                                                       ==========    ==========

              LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
 Mortgage debt....................................................     $  151,252    $  153,569
 Due to Marriott International, Inc. and affiliates..                       5,573         3,931
 Accounts payable and accrued liabilities.........................          3,282         2,911
                                                                       ----------    ----------
     Total Liabilities............................................        160,107       160,411
                                                                       ----------    ----------

PARTNERS' DEFICIT                                                            (121)          (83)
 General Partner..................................................        (17,018)      (13,246)
 Limited Partners.................................................     ----------    ----------

     Total Partners' Deficit......................................        (17,139)      (13,329)

                                                                       $  142,968    $  147,082
                                                                       ==========    ==========




                 See Notes to Condensed Financial Statements.

                 Fairfield Inn by Marriott Limited Partnership
                      Condensed Statements of Operations
                           (Unaudited, in Thousands)

                                                          Twelve Weeks Ended             Twenty-Four Weeks Ended
                                                       June 15,        June 16,         June 15,        June 16,
                                                         2001            2000             2001            2000
                                                     -------------   -------------    -------------  --------------
REVENUES
   Rooms..........................................   $      20,525   $      22,120    $      38,292  $       40,898
   Other inn revenues.............................             401             507              763           1,142
   Other revenues.................................              --              --              656              --
                                                     -------------   -------------    -------------  --------------
                                                            20,926          22,627           39,711          42,040
                                                     -------------   -------------    -------------  --------------

OPERATING EXPENSES
   Rooms..........................................           6,324           6,876           12,041          12,902
   Other department costs and expenses............             675             436              962             864
   Selling, administrative and other..............           6,219           6,766           12,301          12,885
   Depreciation...................................           2,757           3,410            5,423           6,807
   Ground rent, taxes and other...................           1,955           1,896            4,297           3,731
   Incentive management fee.......................             660             727            1,076           1,256
   Fairfield Inn system fee.......................             628             679            1,172           1,261
   Base management fee............................             418             453              781             841
                                                     -------------   -------------    -------------  --------------
                                                            19,636          21,243           38,053          40,547
                                                     -------------   -------------    -------------  --------------

OPERATING PROFIT..................................           1,290           1,384            1,658           1,493
   Interest expense...............................          (2,970)         (3,050)          (5,889)         (6,154)
   Interest income................................             264             298              421             565
                                                     -------------   -------------    -------------  --------------

NET LOSS..........................................   $      (1,416)  $      (1,368)   $      (3,810) $       (4,096)
                                                     =============   =============    =============  ==============

ALLOCATION OF NET LOSS
   General Partner................................   $         (14)  $         (14)   $         (38) $          (41)
   Limited Partners...............................          (1,402)         (1,354)          (3,772)         (4,055)
                                                     -------------   -------------    -------------  --------------

                                                     $      (1,416)  $      (1,368)   $      (3,810) $       (4,096)
                                                     =============   =============    =============  ==============

NET LOSS PER LIMITED PARTNER UNIT
   (83,337 Units).................................   $         (17)  $         (16)   $         (45) $          (49)
                                                     =============   =============    =============  ==============

                 See Notes to Condensed Financial Statements.

                 Fairfield Inn by Marriott Limited Partnership
                      Condensed Statements of Cash Flows
                           (Unaudited, in Thousands)

                                                                                        Twenty-Four Weeks Ended
                                                                                      June 15,          June 16,
                                                                                        2001              2000
                                                                                    -------------    --------------
OPERATING ACTIVITIES
   Net loss......................................................................   $      (3,810)   $       (4,096)
   Depreciation..................................................................           5,423             6,807
   (Gain)/loss on disposition of fixed assets....................................             (10)               10
   Amortization of deferred financing costs......................................             225               225
   Amortization of mortgage debt premium.........................................            (161)             (161)
   Deferral of incentive management fee..........................................           1,076             1,256
   Changes in operating accounts.................................................              83            (2,380)
                                                                                    -------------    --------------

         Cash provided by operating activities...................................           2,826             1,661
                                                                                    -------------    --------------

INVESTING ACTIVITIES
   Additions to property and equipment...........................................          (5,445)           (2,085)
   Change in property improvement fund...........................................           1,476            (2,910)
   Change in restricted cash.....................................................              --               879
                                                                                    -------------    --------------

         Cash used in investing activities.......................................          (3,969)           (4,116)
                                                                                    -------------    --------------

FINANCING ACTIVITIES
   Repayment of mortgage debt....................................................          (2,156)           (1,947)
   Change in restricted cash.....................................................             598                --
                                                                                    -------------    --------------

         Cash used in financing activities.......................................          (1,558)           (1,947)
                                                                                    -------------    --------------

DECREASE IN CASH AND CASH EQUIVALENTS............................................          (2,701)           (4,402)

CASH AND CASH EQUIVALENTS at beginning of period.................................           7,702            10,061
                                                                                    -------------    --------------

CASH AND CASH EQUIVALENTS at end of period.......................................   $       5,001    $        5,659
                                                                                    =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for mortgage interest...............................................   $       6,232    $        6,603
                                                                                    =============    ==============

                 See Notes to Condensed Financial Statements.

                 Fairfield Inn By Marriott Limited Partnership
                         Notes to Financial Statements
                                  (Unaudited)

1.   Organization

Fairfield Inn by Marriott Limited Partnership (the "Partnership"), a Delaware limited partnership, owns 50 Fairfield Inn by Marriott properties (the "Inns") located in sixteen states within the contiguous United States. The Partnership leases 32 of the inns from Marriott International, Inc. ("MII") and certain of its affiliates. The Inns are operated under a management agreement by Fairfield FMC Corporation (the "Manager"), a wholly-owned subsidiary of MII.

On July 13, 2001, the general partner requested consent from the limited partners to permit the implementation of a restructuring plan intended to address the Partnership's continued decline in operating results and provide up to $23 million of additional capital. Consent of more than half of the limited partners is required to implement the restructuring plan.

2.   Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared by the Partnership. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10 for the year ended December 31, 2000 effective on June 11, 2001.

In the opinion of the Partnership, the accompanying unaudited, condensed financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Partnership as of June 15, 2001, the results of its operations for the twelve and twenty-four weeks ended June 15, 2001 and June 16, 2000, and cash flows for the twenty-four weeks ended June 15, 2001 and June 16, 2000. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations.

For financial reporting purposes, the net income of the Partnership is allocated 99% to the limited partners and 1% to FIBM One LLC (the "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income for Federal income tax purposes. These differences are due primarily to the use, for Federal income tax purposes, of accelerated depreciation methods and shorter depreciable lives for certain assets and differences in the timing of the recognition of certain fees and straight-line rent adjustments.

3.   Amounts Paid to Marriott International, Inc.

The following table provides the significant expenses payable to Marriott International and its affiliates year-to-date as of June 15, 2001 and June 16, 2000 (in thousands):

                                                                  Year-to-Date as of
                                                              --------------------------
                                                               June 15,        June 16,
                                                                 2001            2000
                                                              -----------    -----------
         Fairfield Inn system fee........................      $   1,172      $   1,261
         Ground rent.....................................          1,342          1,364
         Reservation costs...............................          1,212          1,366
         Marketing fund contribution.....................            957          1,022
         Incentive management fee........................          1,076          1,256
         Base management fee.............................            781            841
         Chain services allocation.......................            683            736
                                                               ---------      ---------
                  Total..................................      $   7,223      $   7,846
                                                               =========      =========

                 FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

GENERAL

Consistent with the terms of the Partnership agreement and the original investment objectives contemplated at the formation of the Partnership, the General Partner is currently attempting to sell the general partner interest. There can be no assurance, however, that such a transaction will occur or, if it were to occur, of the timing or value of any such transaction. Please see "Submission of Matters to a Vote of Limited Partners" for further detail on potential transaction proposed by the General Partner.

RESULTS OF OPERATIONS

Rooms Revenues. Rooms revenues decreased $1.6 million, or approximately 7% to $20.5 million for the second quarter of 2001 from $22.1 million for the same period in 2000. Year-to-date, rooms revenue decreased $2.6 million, or approximately 6%, to $38.3 million in 2001 from $40.9 million in 2000 reflecting a 6.6 percentage point decrease in occupancy to 63%, partially offset by the $1.83 increase in average room rate to $54.47. These changes in occupancy and room rates caused a decrease in revenue per available room of 6.4% to $34.15. The decrease in average occupancy was primarily the result of increased competition in the economy segment, the deferral of capital improvements needed to make our inns more competitive in their marketplaces because of the lack of funds, and the slowdown in the economy resulting in a softness in the lodging industry as a whole.

Total Revenues. Total revenues decreased $2.3 million, or 6%, to $39.7 million for second quarter year-to-date 2001 from $42.0 million in second quarter year-to-date 2000. The decrease is due to the decline in rooms revenues described above. This is offset by other revenues of $656,000 that was recognized in the first quarter 2001. The other revenues represent a reimbursement of funds previously paid by the Partnership to On Command Video to reserve for television equipment upgrades. The television program provider determined that the equipment upgrades were no longer necessary and the funds were subsequently reimbursed to the Partnership during the first quarter of 2001.

                 FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Operating Expenses. Operating expenses declined during the second quarter of 2001 by $1.6 million or 8% to $19.7 million when compared to second quarter 2000. Year-to-date, operating expenses decreased $2.5 million, or 6%, to $38.1 million as of June 15, 2001 from $40.5 million as of June 16, 2000. The decline is due to a decline in property-level expenses associated with the decline in occupancy, and a decrease in depreciation expense of $1.4 million due to the decrease in the basis of certain inns due to impairment changes recorded during 2000.

Operating Profit. Operating profit for the second quarter of 2001 decreased by $94,000 to $1.3 million when compared to second quarter 2000. Year-to-date, operating profit increased by $165,000 to $1.7 million from $1.5 million for the same period in 2000. The increase is due primarily to the non-recurring reimbursement and the decrease in depreciation expense discussed above. Without these two items, year-to-date operating profit would have decreased by approximately $1.9 million as compared to the same period in 2000. We expect to see continuing declines in revenues and operating profit during the remainder of the year.

Interest Expense. Interest expense decreased $80,000 to $3.0 million in second quarter 2001 when compared to second quarter 2000 and decreased $265,000 to $5.9 million year-to-date. This decrease is due to the payment of principal on the mortgage debt.

Net loss. Our net loss increased $48,000 to $1.4 million in second quarter 2001 as compared to the net loss in second quarter of 2000. Year-to-date, our net loss decreased $286,000 to $3.8 million compared to 2000. This decrease is due primarily to the decrease in operations discussed above partially offset by the increase in other revenues.

LIQUIDITY AND CAPITAL SHORTFALLS

Adequate liquidity and capital are critical to our ability to continue as a going concern. We have experienced declining operations since 1996. As a result, cash flow from operations has declined from $19.4 million in 1997 to $10.5 million in 2000. This trend continued during the first and second quarter of 2001. During this period, we have faced increasing needs to make capital improvements to our inns to enable them to compete more effectively in their markets and to satisfy standards for the Fairfield Inn brand, as required by the management agreement. The General Partner is attempting to address the decline in operating cash flow and need for additional capital through various avenues, as described below. We believe that there is sufficient liquidity, including the availability of cash reserves, to fund operations and meet debt service for the current year. There can be no assurance that we will be able to reverse the decline in operations or obtain additional financing that may be required to meet operating needs in the future.

Principal Sources and Uses of Cash. Our principal source of cash is cash from operations. Our principal uses of cash are to make debt service payments, fund the property improvement fund and maintain reserves required pursuant to the terms of the mortgage debt.

Cash provided by operations was $2.8 million and $1.7 million through the second quarters of 2001 and 2000, respectively. The increase is primarily attributable to a decrease in the amount of cash used to provide working capital for the Partnership.

Cash used in investing activities was $4.0 million and $4.1 million through the second quarters of 2001 and 2000, respectively. Our cash investing activities primarily consisted of contributions to the property

                 FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

improvement fund and capital expenditures for improvements to our inns.

Cash used in financing activities was $1.6 million and $1.9 million through the second quarters of 2001 and 2000, respectively. Our financing activities consisted of repayment of the mortgage debt and changes to the restricted cash reserves as required under the terms of the mortgage debt.

Operating Income in 2001 May be Inadequate to Fund Debt Service. Forecasts provided by our manager indicate that our operating cash flow is likely to be insufficient to cover debt service during 2001. The current estimated shortfall before any ground rent deferrals is approximately $3 to $4 million for 2001, but due to seasonality, it may fluctuate by quarter. We expect to fund this shortfall from partnership cash (which totals approximately $11.0 million, including approximately $6.0 million held in lender reserve accounts, at June 15, 2001) and, as permitted under the ground lease documents, from deferral of a portion of ground rent expense. Based upon current estimates, the ground rent deferral could provide approximately $1.2 million of additional cash flow in 2001. Ground Rent of $1.1 million was deferred during 2000 and $566,000 was deferred through the second quarter of 2001. Through reserves held by our lender, partnership cash, deferral of ground rent and property cash flow, we expect to meet our debt service requirements during 2001.

Shortfall in Funds Available for Capital Expenditures. In light of the age of our inns, which range from 11 to 14 years, major capital expenditures will be required over the next several years in an effort to remain competitive in the markets where we operate and to satisfy brand standards required by our management agreement. These capital expenditures include room refurbishments planned for 22 of our Inns over the next several years and the replacement of roofs, facades, carpets, wall vinyl and furniture. The capital expenditure needs for our inns for 2001 and 2002 are estimated to total approximately $36 million.

The cost of future capital expenditures for our inns is estimated to exceed our available funds. Our property improvement fund became insufficient to meet anticipated capital expenditures in 1999 and continued to be insufficient through the second quarter 2001. To address this shortfall, we deposited an additional $2.4 million into the property improvement fund during 1999 from our partnership cash beyond the required contributions. In addition, the contribution rate to the property improvement fund was increased to 7% of gross sales for 1997 and thereafter. We contributed $2.7 million and $2.9 million through the second quarters of 2001 and 2000, respectively, to the property improvement fund.

We expect to continue to have inadequate funds in our property improvement fund for the capital expenditures that the manager believes are necessary for our inns to satisfy the standards of quality under the management agreement for inns in the Fairfield Inn system. Based upon information provided by the Manager, the estimated capital expenditure shortfall is expected to be $15 to $20 million in 2000. Until we reach a resolution concerning funding of the capital expenditure shortfall, any proposed capital expenditures exceeding the amount available in the property improvement fund will be deferred.

Under the management agreement, if the Manager determines that our inns are not satisfactorily maintained as Fairfield Inn by Marriott properties due to insufficient capital improvements, the Manager may terminate its management of those inns which fail to meet brand standards. If this occurs, we would attempt, with lender approval, to retain another manager and operate some or all of our inns as non-Fairfield Inn by Marriott properties. There can be no assurance that we will have sufficient capital to meet brand standards. The loss of the Fairfield Inn by Marriott brand name and of the Marriott affiliation and reservation system could negatively impact our inn operating results and our cash flows.

                 FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The Manager has notified us that it believes our failure to fund the capital shortfall constitutes a default under the management agreement, although the Manager has not declared the Partnership in default, giving it the right to terminate the management agreement if we do not provide it with additional funds to cure the shortfall. We have notified the Manager that we disagree with the Manager's determination that there is a default situation under the management agreement. The General Partner has developed a plan to address the capital expenditure needs of our inns, but we cannot assure you the plan will be implemented or, if implemented, that it will satisfy our needs for additional capital. If these issues are not resolved, the Manager may have termination rights under the management agreement in the future. If the Manager were to terminate the management agreement, the loss of brand affiliation could significantly impair our revenues, our cash flow, and the value of our inns, and there can be no assurance that we would be able to retain another manager on satisfactory terms, if at all. Moreover, termination of the management agreement by the Manager could lead to a default under our loan agreement if the Partnership were unable to retain another manager satisfactory to the lender.

Submission of Matters to a Vote of Limited Partners

On July 13, 2001, the General Partner sent a letter to the limited partners of the Partnership seeking consent to permit the implementation of a restructuring plan that is intended to address the Partnership's continued decline in operating results and provide up to $23 million of additional capital. The restructuring plan contemplates the following:

     . A new management group, which will include (1) a new general partner for the Partnership, the principals of which have extensive experience in partnership, asset and property management, and (2) a new hotel manager for the inns with extensive experience in managing limited service hotels similar to those owned by the Partnership;
     . The opportunity for all limited partners to participate in a new unsecured loan of up to $23 million to the Partnership and the commitment of an affiliate of the new general partner to provide any funds not supplied by limited partners;
     . A new franchise agreement with Marriott International for each inn on terms which include the ability to sell up to five inns without payment by the Partnership of termination fees estimated at $2.5 million;
     . A guarantee by the new general partner's affiliate of up to $25 million of the Partnership's obligations under certain circumstances to Marriott International under the new franchise agreements; and
     . The Partnership is currently negotiating a ground lease amendment providing for the reduction of the ground rent payable by the Partnership, substantially more favorable terms with respect to the Partnership's right to purchase the land underlying 32 inns and cancellation of the Partnership's obligation to pay all unpaid deferred ground rent, which could be as much as $2.3 million by the end of 2001.

In order to implement the restructuring plan, the General Partner must have the consent of more than half of the limited partners.

                 FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Quantitative and Qualitative Disclosures about Market Risk

We do not have market risk with respect to interest rates, foreign currency exchanges or other market rate or price risk, and we do not hold any financial instruments for trading purposes. As of June 15, 2001, all of our debt has a fixed interest rate.


                          PART II. OTHER INFORMATION


LEGAL PROCEEDINGS

The Partnership is involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FAIRFIELD INN BY MARRIOTT
                                            LIMITED PARTNERSHIP

                                            By:  FIBM ONE LLC
                                                 General Partner




         July 27, 2001                      By:  /s/ Mathew Whelan
                                                 ----------------------------
                                                 Mathew Whelan
                                                 Vice President