Form 10-Q
period 2001-09-07
FAIRFIELD INN BY MARRIOTT LTD PARTNERSHIP
filed 2001-10-29
CIK 855103

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 7, 2001             Commission File No. 0-16728


                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


           Delaware                                         52-1638296
           --------                                         ----------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


          P.O. Box 9507, 7 Bulfinch Place - Suite 500, Boston, MA 02114
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 570-4600
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                  10400 Fernwood Road, Bethesda, Maryland 20817
                  ---------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

--------------------------------------------------------------------------------

================================================================================

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
================================================================================



                                TABLE OF CONTENTS
                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Condensed Balance Sheets
           September 7, 2001 and December 31, 2000............................3

         Condensed Statements of Operations
           Twelve and Thirty-Six Weeks Ended September 7, 2001
           and September 8, 2000..............................................4

         Condensed Statements of Cash Flows
           Thirty-Six Weeks Ended September 7, 2001 and September 8, 2000.....5

         Notes to Condensed Financial Statements..............................6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................15

Item 4.  Submission of Matters to a Vote of Limited Partners.................15

SIGNATURES...................................................................16

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         September 7,       December 31,
                                                                             2001               2000
                                                                         -------------    -----------------
                                                                          (unaudited)
                                     ASSETS
   Property and equipment, net........................................   $     120,363    $        122,013
   Due from Marriott International, Inc. and affiliates...............           3,497               1,215
   Deferred financing costs, net of accumulated amortization..........           2,600               2,937
   Property improvement fund..........................................           4,706               5,489
   Restricted cash....................................................           7,634               7,726
   Cash and cash equivalents..........................................           4,304               7,702
                                                                         -------------    ----------------

                                                                         $     143,104    $        147,082
                                                                         =============    ================

                        LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
   Mortgage debt......................................................   $     150,443    $        153,569
   Due to Marriott International, Inc. and affiliates.................           6,650               3,931
   Accounts payable and accrued liabilities...........................           4,071               2,911
                                                                         -------------    ----------------

         Total Liabilities............................................         161,164             160,411
                                                                         -------------    ----------------

PARTNERS' DEFICIT
   General Partner....................................................            (130)                (83)
   Limited Partners...................................................         (17,930)            (13,246)
                                                                         --------------   ----------------

         Total Partners' Deficit......................................         (18,060)            (13,329)
                                                                         --------------   ----------------

                                                                         $     143,104    $        147,082
                                                                         =============    ================






                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)

                                                      Twelve Weeks Ended            Thirty-Six Weeks Ended
                                                 September 7,    September 8,     September 7,   September 8,
                                                      2001           2000             2001           2000
                                                 -------------   -------------    -------------  --------------
REVENUES
   Rooms......................................   $      21,953   $      23,794    $      60,245  $       64,692
   Other inn revenues.........................             516             458            1,279           1,600
   Other revenues.............................              --              --              656              --
                                                 --------------  -------------    -------------  --------------
                                                        22,469          24,252           62,180          66,292
                                                 -------------   -------------    -------------  --------------

OPERATING EXPENSES
   Rooms......................................           6,555           7,132           18,596          20,034
   Other department costs and expenses........             373             427            1,335           1,291
   Selling, administrative and other..........           6,276           6,717           18,577          19,602
   Depreciation...............................           2,950           3,139            8,373           9,946
   Ground rent, taxes and other...............           2,446           1,827            6,743           5,558
   Incentive management fee...................             827             911            1,903           2,167
   Fairfield Inn system fee...................             674             728            1,846           1,989
   Base management fee........................             449             485            1,230           1,326
                                                 -------------   -------------    -------------  --------------
                                                        20,550          21,366           58,603          61,913
                                                 -------------   -------------    -------------  --------------

OPERATING PROFIT..............................           1,919           2,886            3,577           4,379
   Interest expense...........................          (2,950)         (3,034)          (8,839)         (9,188)
   Interest income............................             110             323              531             888
                                                 -------------   -------------    -------------  --------------

NET (LOSS) INCOME.............................   $        (921)  $         175    $      (4,731) $       (3,921)
                                                 ==============  =============    ============== ==============

ALLOCATION OF NET (LOSS) INCOME
   General Partner............................   $          (9)  $           2    $         (47) $          (39)
   Limited Partners...........................            (912)            173           (4,684)         (3,882)
                                                 --------------  -------------    -------------- ---------------

                                                 $        (921)  $         175    $      (4,731) $       (3,921)
                                                 ==============  =============    ============== ===============

NET (LOSS) INCOME PER LIMITED PARTNER
UNIT
   (83,337 Units).............................   $         (11)  $           2    $         (56) $          (47)
                                                 ==============  =============    ============== ===============





                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                Thirty-Six Weeks Ended
                                                            September 7,    September 8,
                                                                2001              2000
                                                            -------------    --------------
OPERATING ACTIVITIES
   Net loss.................................................$      (4,731)   $       (3,921)
   Depreciation.............................................        8,373             9,946
   Gain on disposition of fixed assets......................          (11)              (12)
   Amortization of deferred financing costs.................          337               337
   Amortization of mortgage debt premium....................         (242)             (242)
   Deferral of incentive management fee ....................        1,903             2,168
   Changes in operating accounts............................         (306)           (1,723)
                                                            --------------   --------------

         Cash provided by operating activities..............        5,323             6,553
                                                            -------------    --------------

INVESTING ACTIVITIES
   Additions to property and equipment......................       (6,723)           (2,714)
   Change in property improvement fund......................          783            (3,450)
   Change in restricted cash................................        1,064               879
   Proceeds from sale of assets.............................           11                --
                                                            -------------    --------------

         Cash used in investing activities..................       (4,865)           (5,285)
                                                            --------------   ---------------

FINANCING ACTIVITIES
   Repayment of mortgage debt...............................       (2,884)           (2,615)
   Change in restricted cash................................         (972)           (1,425)
                                                            --------------   ---------------

         Cash used in financing activities..................       (3,856)           (4,040)
                                                            --------------   ---------------

DECREASE IN CASH AND CASH EQUIVALENTS.......................       (3,398)           (2,772)

CASH AND CASH EQUIVALENTS at beginning of period............        7,702            10,061
                                                            -------------    --------------

CASH AND CASH EQUIVALENTS at end of period..................$       4,304    $        7,289
                                                            =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for mortgage interest..........................$       8,516    $        8,785
                                                            =============    ==============




                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

On July 13, 2001, the general partner requested consent from the limited partners to permit (i) the transfer by FIBM One LLC of its general partner interest in the Partnership to AP-Fairfield GP, LLC (the "General Partner") and
(ii) the implementation of a restructuring plan intended to address the Partnership's continued decline in operating results and provide up to $23 million of additional funds for capital improvements to the Inns. On August 16, 2001, the requisite consent of a majority of the partnership units consented to the transfer and the restructuring plan. Accordingly, on that date the General Partner replaced our old general partner, FIBM One LLC.

Also, as part of the restructuring plan, the Partnership filed a Form S-1 Registration Statement, in which the Partnership will, upon satisfactory completion of certain conditions, seek to offer to its limited partners the right to purchase $23 million in subordinated notes due in 2007 (the "Offering"). The proceeds of the Offering, if made, are expected to be utilized for capital improvements at the Inns.
Subject to certain conditions, the General Partner also plans to implement each of the following:

         o Terminate the management agreement with the existing Manager and retain Sage Management Resources III, LLC ("Sage") as the new manager for its inns;

         o        Execute a new franchise agreement with MII for each Inn; and

         o        Amend the ground lease underlying 32 of its inns.

Implementation of such steps is subject to the review and ultimate approval by all of the involved parties.

Refer to Note 4 - Subsequent Events, Going Concern and Other Factors, for further developments related to the Offering and restructuring plan.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by the Partnership. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto for the year ended December 31, 2000 included in the Partnership's Form S-1 registration statement filed on September 24, 2001.

In the opinion of the Partnership, the accompanying unaudited, condensed financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Partnership as of September 7, 2001, the results of its operations for the twelve and thirty-six weeks ended September 7, 2001 and September 8, 2000, and its cash flows for the thirty-six weeks ended September 7, 2001 and September 8, 2000. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations.

For financial reporting purposes, the net income of the Partnership is allocated 99% to the limited partners and 1% to the general partner of the Partnership. Significant differences exist between the net income for financial reporting purposes and the net income for Federal income tax purposes. These differences are due primarily to the use, for Federal income tax purposes, of accelerated depreciation methods and shorter depreciable lives for certain assets and differences in the timing of the recognition of certain fees and straight-line rent adjustments.

3.       AMOUNTS PAID TO MARRIOTT INTERNATIONAL, INC.

The following table provides the significant expenses paid to Marriott International and its affiliates year-to-date through September 7, 2001 and September 8, 2000 (in thousands):

                                                  Year-to-Date as of
                                              --------------------------
                                              September 7,   September 8,
                                                 2001            2000
                                              -----------    -----------
         Fairfield Inn system fee.............$     1,846    $     1,989
         Ground rent..........................      2,026          2,090
         Reservation costs....................      2,035          2,295
         Marketing fund contribution..........      1,506          1,617
         Base management fee..................      1,230          1,326
         Chain services allocation............      1,175          1,287
                                              -----------    -----------
                  Total.......................$     9,818    $    10,604
                                              ===========    ===========

4.       SUBSEQUENT EVENTS, GOING CONCERN AND OTHER FACTORS

There has been a significant decline in the Partnership's operations during 2001 which decline has been further exacerbated by the September 11, 2001 terrorist attacks which has hurt the hospitality industry in general. The General Partner is working with the manager of the Inns to attempt to offset this significant adverse trend. Although, the General Partner believes that with the reserves held by its lender, partnership cash, deferral of ground rent and property cash flow, the Partnership will be able to meet its debt service requirements for the remainder of 2001, it is unlikely that such debt service requirements will be able to be met in 2002 unless operating cash flow significantly improves.

Due to the Partnership's current financial difficulties, and in light of the decline in operations throughout 2001 and in the aftermath of the September 11 events, it is uncertain when, or if, the Offering will ultimately be made. It is not presently anticipated that the Offering will be made until and unless the Partnership's properties are able to generate sufficient cash flow to meet the Partnership's operating expenses and debt service. However, the General Partner will continue to endeavor to implement the other restructuring elements of the plan and seek alternate means to maintain Partnership viability.

Further, the Partnership's independent public accountants have advised the Partnership that if the Partnership does not secure sufficient capital or improve operations to enable the Partnership to meet its projected obligations for 2002 prior to the completion of their audit of the Partnership's financial statements for the year ending December 31, 2001, their auditors' report on those financial statements will include a going concern reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

LIQUIDITY AND CAPITAL RESOURCES

Going Concern and Other Important Risk Factors Adequate liquidity and capital are critical to our ability to continue as a going concern. Our inns have experienced a substantial decline in operating results over the past several years. Since 1996, our annual revenues have declined each year, from $97.4 million in 1996 to $91.5 million in 2000. Further, operating profit has declined over the same periods from a $17.3 million operating profit in 1996 to a $2.8 million operating loss in 2000. This trend has continued into the first, second and third quarters of 2001. Year-to-date, rooms revenues decreased $4.5 million from $64.7 million in 2000 to $60.2 million in 2001. Operating profits declined from $4.4 million in 2000 to $3.6 million in 2001. Year to date, net loss increased from $3.9 million in 2000 to $4.7 million in 2001.

In addition, we have faced increasing needs to make substantial capital improvements to our inns to enable us to compete more effectively in the markets and to satisfy standards for the Fairfield Inn brand, as required by the management agreement. The general partner is attempting to address the decline in operating cash flow and need for additional capital as discussed below.

However, as a result of the September 11th terrorist attacks, which occurred subsequent to the end of this third quarter, general travel in the United States has drastically declined, thereby further exacerbating the Partnership's financial difficulties. We have had significant declines in occupancy levels and RevPAR, as a result. While we are working with our manager to attempt to offset this trend, we expect a significant decrease in our results for the remainder of 2001.

The Partnership had $150.4 million of mortgage debt outstanding as of September 7, 2001. The annual principal and interest debt service requirements are approximately $17 million. The

Partnership believes that with the reserves held by its lender, partnership cash, deferral of ground rent and property cash flow, it will be able to meet its debt service requirements during 2001. However, based upon the current economic outlook, there is no assurance that there is sufficient liquidity, including the availability of cash reserves, to fund operations and meet debt service for 2002. Further, there can be no assurances that we will be able to reverse the decline in operations or obtain the additional financing that may be required to meet operating needs in the future.

In light of these events, as a result of the decline in the Partnership's operations, together with the Partnership's need to make capital improvements, it is likely that the Partnership will default under its current obligations, which may require the Partnership to seek other means to protect its assets. Also, in light of the Partnership's current financial difficulties, distributions to partners will be suspended for the foreseeable future. Further, the Partnership has been advised by its independent public accountants that if the Partnership does not raise sufficient capital or improve operations to enable the Partnership to meet its projected obligations for 2002 prior to the completion of their audit of the Partnership's financial statements for the year ending December 31, 2001, their auditors' report on those financial statements will include a going concern reference.

Principal Sources and Uses of Cash. Our principal source of cash is cash from operations. Our principal uses of cash are to make debt service payments, fund the property improvement fund and maintain reserves required pursuant to the terms of the mortgage debt.

Our liquidity based on cash and cash equivalents declined to $4,304,000 at September 7, 2001 as compared to $7,289,000 at September 8, 2000 and $7,702,000 at December 31, 2000. The decline from year end is due to $4,865,000 of cash used in investing activities and $3,856,000 of cash used in financing activities which more than offset $5,323,000 of cash provided by operating activities. Cash used in investing activities consisted of $6,723,000 of capital improvements and equipment purchases which was partially offset by contribution from the property improvement fund, proceeds from sales of assets and release of restricted cash. Cash used in financing activities consisted of principal payments on our mortgage loan and changes to the restricted cash reserves as required under the terms of the mortgage debt.

Operating Income in 2001 May be Inadequate to Fund Debt Service. Forecasts provided by our manager indicate that our operating cash flow is likely to be insufficient to cover debt service during 2001. The current estimated shortfall before any ground rent deferrals is approximately $3 to $4 million for 2001, but due to seasonality, it may fluctuate by quarter. We may fund this shortfall from partnership cash (which totals approximately $11.9 million, including approximately $7.6 million held in lender reserve accounts, at September 7,
2001) and, as permitted under the ground lease documents, from deferral of a portion of ground rent expense. Based upon current estimates, the ground rent deferral could provide approximately $1.2 million of additional cash flow savings in 2001. Ground Rent of $1.1 million was deferred during 2000 and $816,000 was deferred through the third quarter of 2001. We believe that with the reserves held by our lender, partnership cash, deferral of ground rent and property cash flow, we will be able to meet our debt service requirements during 2001. However, it is unlikely that such debt service requirements will be able to be met in 2002 unless operating cash flow significantly increases.

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

The cost of future capital expenditures for our inns is estimated to exceed our available funds. Our property improvement fund became insufficient to meet anticipated capital expenditures in 1999 and continued to be insufficient through the second quarter 2001. To address this shortfall, we deposited an additional $2.4 million into the property improvement fund during 1999 from our partnership cash beyond the required contributions. In addition, the contribution rate to the property improvement fund was increased to 7% of gross sales for 1997 and thereafter. We contributed $4.3 million and $4.6 million through the third quarters of 2001 and 2000, respectively, to the property improvement fund.

We expect to continue to have inadequate funds in our property improvement fund for the capital expenditures that the manager believes are necessary for our inns to satisfy the standards of quality under the management agreement for inns in the Fairfield Inn system. Based upon information provided by the Manager, the estimated capital expenditure shortfall is expected to be $15 to $20 million in 2001. Until we reach a resolution concerning funding of the partnership's operating and capital expenditure shortfalls, any proposed capital expenditures exceeding the amount available in the property improvement fund will be deferred.

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

On September 24, 2001, the Partnership filed a Form S-1 with the Securities and Exchange Commission offering to issue $23,000,000 of subordinated notes payable maturing on December 1, 2007 with an interest rate of 16.5% per annum with interest payable monthly. The interest rate shall increase 1% per annum each January 1, commencing on January 1, 2003. These notes will be unsecured and interest and principal payments are subordinated to certain operating and senior debt service payments. The offering is subject to a number of conditions. As a result of the Partnership's current financial difficulties and in light of the downturn in travel caused by the events of September 11, 2001, it is uncertain when, or if, this offering will ultimately be made. As part of the original proposal, the partnership, upon the closing of the offering was expected to take the following additional steps:

         o Sage Management Resources III, LLC ("Sage") will be retained as the new manager for our inns. Sage has extensive experience in managing limited service hotels similar to our inns;

         o A new franchise agreement with Marriott International will be entered into for each inn; and

         o        The ground leases underlying 32 of our inns will be amended

Although it is not expected that the offering will occur as the funds raised from the offering are not currently expected to be sufficient to accomplish their original intent of revitalizing the partnership's properties and discharging all partnership defaults (which would significantly increase cash from operations), the general partner will continue to seek to implement the other restructuring elements of the plan and seek alternate means to maintain Partnership viability. It is not presently anticipated that the offering will be made until and unless the Partnership's properties are able to generate sufficient cash flow to meet the Partnership's operating expenses and debt service.


RESULTS OF OPERATIONS

Rooms Revenues. Rooms revenues decreased $1.8 million, or approximately 8% to $22.0 million for the third quarter of 2001 from $23.8 million for the same period in 2000. Year-to-date, rooms revenue decreased $4.5 million, or approximately 7%, to $60.2 million in 2001 from $64.7 million in 2000 reflecting a 6.1 percentage point decrease in occupancy to 65%, partially offset by the $0.95 increase in average room rate to $54.85. These changes in occupancy and room rates caused a decrease in revenue per available room of 6.9% to $35.82. The decrease in average occupancy was primarily the result of increased competition in the economy segment, the deferral of capital improvements needed to make our inns more competitive in their marketplaces because of the lack of funds, and the slowdown in the economy resulting in a softness in the lodging industry as a whole.

Total Revenues. Total revenues decreased $4.1 million, or 6%, to $62.2 million for third quarter year-to-date 2001 from $66.3 million in third quarter year-to-date 2000. The decrease is due to the decline in rooms revenues described above. The decrease in revenues was partially offset by other revenues of $656,000 that was recognized in the first quarter 2001. The other revenues represent a reimbursement of funds previously paid by the Partnership to On Command Video to provide for television equipment maintenance. The television program provider determined that the equipment maintenance was no longer necessary and the funds were subsequently reimbursed to the Partnership during the first quarter of 2001.

Operating Expenses. Operating expenses declined during the third quarter of 2001 by $0.8 million or 4% to $20.6 million when compared to third quarter 2000. Year-to-date, operating expenses decreased $3.3 million, or 5%, to $58.6 million through September 7, 2001 from $61.9 million for the comparable period in 2000. The decline is due to a decline in property-level expenses associated with the decline in occupancy, and a decrease in depreciation expense of $1.6 million due to the decrease in the basis of certain inns due to impairment charges recorded during 2000.

Operating Profit. Operating profit for the third quarter of 2001 decreased by $967,000 to $1.9 million when compared to third quarter 2000. Year-to-date, operating profit decreased by $802,000 to $3.6 million from $4.4 million for the same period in 2000. The decrease in operating profit is partially offset by the decrease in depreciation expense discussed above. Without the depreciation expense reduction, year-to-date operating profit would have decreased by approximately $2.4 million as compared to the same period in 2000. We expect to see continuing declines in revenues and operating profit during the remainder of the year.

Interest Expense. Interest expense decreased $84,000 to $3.0 million in third quarter 2001 when compared to third quarter 2000 and decreased $349,000 to $8.8 million year-to-date. This decrease is due to the payment of principal on the mortgage debt.

Net loss. The net loss increased $1.1 million to $921,000 in the third quarter 2001 as compared to the net income of $175,000 in third quarter of 2000. Year-to-date, the net loss increased $810,000 to $4.7 million compared to 2000. This increase is due primarily to the decrease in operations discussed above.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS" No.137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No.133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. There was no effect from this Statement on the Partnership's financial statements.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Partnership's financial statements.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective fiscal years beginning after December 15, 2001. This statement will not affect the Partnership's financial statements.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have market risk with respect to interest rates, foreign currency exchanges or other market rate or price risk, and we do not hold any financial instruments for trading purposes. As of September 7, 2001, all of our debt has a fixed interest rate.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Partnership is involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On July 13, 2001, the general partner requested consent from the limited partners to permit (i) the transfer by FIBM One LLC of its general partner interest in the Partnership to AP-Fairfield GP, LLC and (ii) the implementation of a restructuring plan intended to address the Partnership's continued decline in operating results and provide up to $23 million of additional capital. On August 16, 2001, the requisite consent of a majority of the partnership units consented to the transfer and the restructuring plan. Accordingly, AP-Fairfield GP LLC replaced the old general partner, FIBM One LLC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FAIRFIELD INN BY MARRIOTT
                                    LIMITED PARTNERSHIP

                                    By:      AP-Fairfield GP, LLC
                                             General Partner

                                             By:  AP-Fairfield Manager Corp.
                                                  Manager


October 26, 2001                             By:  /s/ Carolyn Tiffany
                                                  ----------------------------
                                                      Carolyn Tiffany
                                                      Vice President