Form 10-K
period 2001-12-31
FAIRFIELD INN BY MARRIOTT LTD PARTNERSHIP
filed 2002-04-01
CIK 855103

                                    FORM 10K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
December 31, 2001                                                        0-16728


                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


          Delaware                                               52-1638296
          --------                                               ----------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


         P.O. Box 9507, 7 Bulfinch Place - Suite 500, Boston, MA 02114
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                 (617) 570-4600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE


          Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST


         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                     No
                               -----                     -----


             There is no public market for the Limited Registrant Units. Accordingly, information with respect to the aggregate market value of Limited Registrant Units held by non-affiliates of Registrant has not been supplied.

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                       Documents incorporated by reference
                       -----------------------------------

                                      None



                                                           Exhibit Index page 50

                                     PART I


            Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 1.  BUSINESS

General

         Fairfield Inn by Marriott Limited Partnership, a Delaware limited partnership, was formed on August 23, 1989 to acquire, own and operate 50 Fairfield Inn by Marriott properties, which compete in the economy segment of the lodging industry. Effective August 16, 2001, AP-Fairfield GP LLC, a Delaware limited liability company, became the general partner of the partnership. See "Restructuring Plan" below.

         The partnership leases the land underlying 32 of its Inns from Marriott International, Inc. ("Marriott International") and some of its affiliates. The 50 Inns are located in sixteen states. See "Item 2. Properties" below. Effective November 30, 2001, Sage Management Resources III, LLC ("Sage"), an affiliate of Sage Hospitality Resources, LLC, began providing management at the properties. See "Restructuring Plan" below. Prior to such date, the properties were managed by Fairfield FMC Corporation, a wholly owned subsidiary of Marriott International, as part of the Fairfield Inn by Marriott system under a long-term management agreement. Under Sage the Inns will continue to be operated under the Fairfield Inn by Marriott system. Sage is a leading hotel management company that, including the partnership's properties, owns, manages and/or operates 95 hotels located in 29 states. Of these hotels, 80 carry a Marriott flag including 69 Fairfield Inns.

         Between November 17, 1989 and July 31, 1990, the partnership sold 83,337 units of limited partnership interests in a registered public offering for $1,000 per unit. The original general partner, Marriott FIBM One Corporation, contributed $0.8 million for a 1% general partner interest and $1.1 million to assist in establishing our initial working capital reserve at $1.5 million, as required in the partnership agreement. In addition, the general partner purchased units equal to a 10% limited partner interest at the closing of the offering. The remaining 90% limited partnership interest was acquired by unrelated parties.

         In light of the partnership's requirements to obtain the funds necessary to complete certain capital improvements by November 30, 2003, the decline in operations since 1996 and in an effort to reduce operating costs, the partnership has placed eight inns on the market for potential sale and is attempting to sell such inns, with the approval of its mortgage lender. The eight inns are located in Montgomery, Alabama; Orlando South, Florida; Atlanta Southlake, Georgia; Chicago Lansing, Illinois; Charlotte Airport, North Carolina; Charlotte Northeast, North Carolina; Raleigh Northeast, North Carolina; and Columbus North, Ohio. There can be no assurance that the Inns can be sold or, if sold, will be sold for an amount sufficient to make the necessary capital improvements.

Restructuring Plan

         As a result of the partnership's continued decline in operating results which are discussed below, the prior general partner, FIBM One LLC, developed a restructuring plan for the partnership. In connection with this plan, the consent of limited partners of the partnership was sought for the transfer by FIBM One LLC of its general partner interest in the partnership to the current general partner. Effective August 16, 2001, following the receipt of the necessary consent to the transfer of the general partner interest, FIBM One LLC transferred its general partner interest in the partnership to AP-Fairfield GP LLC, which is affiliated with Apollo Real Estate Advisors, L.P. and Winthrop Financial Associates, a Boston based real estate investment company with extensive experience in partnership, asset and property management as well as investor servicing.

         On November 30, 2001, the second phase of the Restructuring Plan was implemented as the partnership (i) replaced Marriott International as the property manager at the partnership's properties with Sage Management, (ii) entered into new Franchise Agreements with Marriott International, (iii) entered into Ground Lease modifications which provide for substantially reduced rent for the year 2002, and an extension of the term to November 30, 2098, (iv) agreed to complete the property improvement plans ("PIPs") required by Marriott International at the properties by no later than November 30, 2003 and (v) Marriott International waived its right to receive the deferred fees then owing to it.

         Pursuant to the terms of the management agreement with Sage, which agreement has a term of five years subject to early termination, the partnership is required to pay Sage a management fee equal to 3% of adjusted gross revenues at the partnership's properties. In addition, Sage is entitled to an annual incentive management fee equal to 10% of the excess earnings before interest, taxes, depreciation and amortization of the partnership in excess of $25 million during the first three years and thereafter, the greater of (ii) $25 million or 107.5% of the prior year's earnings before interest, taxes, depreciation and amortization. If the partnership's earnings before interest, taxes, depreciation and amortization is not at least $25 million for the 2004 calendar year (subject to certain exceptions), the partnership has the right to terminate Sage. The prior management agreement required the partnership to pay management fees of 3% of gross revenues as well as an incentive management fee equal to 15% of "operating profit," as defined in the management agreement, increasing to 20% after the Inns achieved total operating profit during any 12 month period equal to or greater than $33.9 million. See "The Fairfield Inn by Marriott System" below.

         The new Franchise Agreements are substantially similar to the prior agreements with Marriott International as they relate to the use of the "Fairfield Inn by Marriott" flag except that it is an event of default under the Ground Lease if the PIPs are not completed by November 30, 2003. If the partnership were to default on the Franchise Agreement, it would also constitute a default under the Ground Lease and the Loan encumbering the partnership's properties. The Franchise Agreements permit the Inns to be operated as "Fairfield Inns by Marriott." See "The Fairfield Inn by Marriott System" below.

         If prior to November 30, 2003 the partnership provides evidence to Marriott International that it has received a capital infusion (either by way of loan or otherwise) of not less than $23,000,000 in order to fund the completion of the PIPs, that the partnership is diligently pursuing completion of the PIPs, and certain other conditions are satisfied, the Ground Leases will be further modified to provide, among other things, for further substantial reductions in rent through December 31, 2004, for an additional option to purchase the fee interest in the properties on terms more favorable than those contained in the existing options, provided certain option payments are made, and for the shortening of the terms of the Ground Leases to December 31, 2052 with a partnership right to extend the term for three successive periods of twelve years each. If the partnership does not provide such evidence, the reduced ground rent payments will cease and the additional purchase options granted in connection with the restructuring will be terminated.

         Also, as part of the restructuring plan, the partnership filed a Form S-1 Registration Statement, in which the partnership sought to offer its limited partners the right to purchase $23 million in subordinated notes due in 2007 (the "Offering"). The proceeds of the Offering, if made, will be utilized for capital improvements at the Inns. Due to the partnership's current financial difficulties, and in light of the decline in operations throughout 2001 and in the aftermath of the September 11 events, it is uncertain when, or if, the Offering will ultimately be made. It is not presently anticipated that the Offering will be made until and unless the partnership's properties are able to generate sufficient cash flow to meet the partnership's operating expenses and debt service. However, the General Partner will continue to endeavor to implement the other restructuring elements of the plan and seek alternate means to maintain partnership viability.

         Finally, management of the partnership has elected to cease making distributions given the negative forecast on the hospitality industry since the events of September 11, 2001 and the partnership's need for the funds required to complete the capital improvements required by the PIPs.

Declining Operations; Capital Shortfall

         The Inns have experienced a substantial decline in operating results over the past several years. Since 1996, our annual revenues have declined each year, from $97.4 million in 1996 to $83.9 million in 2001. The operating profit has declined over the same period from a $17.3 million operating profit in 1996 to a $496,000 operating profit in 2001. The decline in Inn operations is primarily due to increased competition, over-supply of limited service hotels in the markets where the partnership's Inns operate, increased pressure on room rates, the deferral of capital improvements needed to make the Inns more competitive in their marketplaces because of a lack of funds, and a slowdown in the economy resulting in a softness in the lodging industry as a whole. Exacerbating this trend is the impact of the events of September 11, 2001 which have had a significant detrimental effect on the hospitality business in general and the Inns in particular as travel nationwide has severely decreased.

         In light of the age of the partnership's Inns, which range from 12 to 15 years, major capital expenditures will be required over the next several years to remain competitive in the markets where the partnership operates and to satisfy brand standards, required by our management agreement. These capital expenditures include room refurbishments planned for 22 of our Inns over the next several years and the replacement of roofs and facades. As indicated above, if the capital improvements are not completed, the Franchise Agreement could be terminated and the Inns could not be operated "Fairfield Inn by Marriott". If this were to occur, the partnership would seek to become part of a comparable, nationally recognized hotel system in order to continue to comply with the obligations under our loan documents. If the partnership is unable to retain another nationally recognized manager, it could significantly impair our revenues and our cash flow. Further, loss of the ability to operate as a "Fairfield Inn by Marriott" is a default under our loan agreement and ground lease which ultimately could result in a foreclosure on the Inns.

         For further discussion of our results of operations, shortfall of capital, and liquidity situation, as well as efforts being undertaken to address these problems, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Competition

         The United States lodging industry is segmented into full service and limited service properties. The Inns are included within the limited service segment and directly compete in the sub-segment of mid-scale properties without food and beverage facilities. This segment is highly competitive and includes many name brands including Comfort Inn and Suites, Holiday Inn Express, Hampton Inn and Suites, La Quinta Inn and Suites, Sleep Inn, Country Inn and Suites, Candlewood Hotels and Wingate Inns. Competition is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. Full service hotels generally offer restaurant and lounge facilities and meeting space, as well as a wide range of services and amenities. Hotels within our competitive set generally offer basic guest room accommodations with limited or no services and amenities.

         Based on data by Smith Travel Research, supply in this sub-segment increased significantly in the late 1990's, growing at rates in excess of 11% annually, which exceeded demand growth for each year during the period from 1995 through 1999 by as much as 300 basis points. Additionally, the supply growth rate is projected to continue to grow at 5-6% annually for the next three years, which will increase the competitive pressure on the Inns. These new products frequently reflect updated designs and features, which increases the need to make capital expenditures at the Inns in order for them to compete effectively. In addition to competing brands, customers compare the Inns to other Fairfield Inn by Marriott properties. The Fairfield by Marriott brand currently consists of 484 hotels, of which the partnership owns 50, within the United States, and continues to grow, with 28 hotel openings and construction of an additional 18 inns expected to commence in 2002, according to our manager. The partnership's Inns, which are 12 to 15 years old, struggle to compete with newer Fairfield Inn properties, which benefit from design enhancements and a more contemporary feel, as well as other limited service properties in the marketplaces where the partnership operates.

         The inclusion of the Inns within the nationwide Fairfield Inn by Marriott hotel system provides advantages of name, recognition, and centralized reservations and advertising, system-wide marketing and promotion, centralized purchasing and training and support services. As economy hotels, the Inns compete with limited service hotels in their respective markets by providing streamlined services and amenities at prices that are significantly lower than those available at full service hotels.

The Fairfield Inn by Marriott System

         As part of the "Fairfield Inn by Marriott" system, the manager is required to furnish specific chain services to the Inns, which services are furnished generally on a central or regional basis to all Inns in the Fairfield Inn by Marriott hotel system that are owned, leased, or managed by Marriott International and its subsidiaries. Costs and expenses incurred in providing such services are allocated among all domestic Fairfield Inn by Marriott hotels managed, owned or leased by Marriott International or its subsidiaries. The costs and expenses are allocated among all Inns based on the gross revenues of each Inn.

         Beginning in 1997, the partnership's Inns began participating in Marriott International's Marriott Rewards Program ("MRP"). The cost of this program is charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP revenues at each hotel or Inn. The total amounts of chain services and MRP costs allocated to the partnership for the years ended December 31, 2001, 2000 and 1999 were $1.8 million, $1.7 million and $1.8 million, respectively.

         In addition, the manager maintains a marketing fund to pay the costs associated with specified system-wide advertising, marketing, sales, promotional and public relations materials and programs. Each Inn within the system contributes approximately 2.4% of gross Inn revenues to the marketing fund. For the years ended December 31, 2001, 2000 and 1999, the partnership contributed $1.9 million, $2.5 million and $2.3 million, respectively, to the marketing fund.

Ground Leases

     The land on which 32 of our Inns are located is leased from Marriott International or its affiliates. The leases expire on November 30, 2088 and provide that, other than 2002, the partnership will pay annual rents equal to the greater of a specified minimum rent for each property or a percentage rent based on gross revenues of the Inn operated on the land. The minimum rents are adjusted every five years based on changes in the Consumer Price Index. The percentage rent, which also varies from property to property, is fixed at predetermined percentages of gross revenues that increase over time. On November 30, 2001, the partnership entered into an amendment to the ground lease which cancelled the partnership's obligation to pay unpaid deferred ground rent for 2000 and 2001 in the amount of $2.2 million, reduces the minimum ground rent from $2.8 million to $100,000 for 2002, and extends the term of the lease to November 30, 2098. Further, if by November 30, 2003 the partnership (i) receives a capital infusion (either by way of loan or otherwise) of not less than $23,000,000 in order to fund the completion of the PIPs, (ii) is diligently pursuing completion of the PIPs, and (iii) satisfies certain other conditions, the ground rent will be reduced through 2004 and the partnership will have an option to acquire the fee interest in the land for a price equal to $48,322,371. If the partnership does not meet these conditions, it will be a default under the Franchise Agreements, which would also constitute a default under the Ground Leases. Accordingly, not only could the partnership lose the right to operate its Inns as a "Fairfield Inn by Marriott", but the 32 Inns subject to Land Lease could be lost to the ground lessor.

         In connection with our 1997 refinancing, beginning in 1997 and continuing until the mortgage debt is repaid, the payment of rental expense exceeding 3% of gross revenues from the 32 leased Inns in the aggregate will be deferred in any year that cash flow is less than the regularly scheduled principal and interest payments on the mortgage debt. The deferred ground rent payment remains the partnership's obligation and is payable thereafter to the extent that there is cash available after the payment of debt service and other obligations as required by agreements with the manager and the lender. At December 31, 2001, an aggregate of $2.2 million of ground rent was deferred. The amount of deferred ground rent waived as a result of the ground lease amendment will be recognized as a reduction in ground rent expense over the remaining life of the new lease term, since it represents a new operating lease as of November 30, 2001, for accounting purposes.

         Under the leases, the partnership pays all costs, expenses, taxes and assessments relating to the leased Inns and the underlying land, including real estate taxes. Each ground lease provides that the partnership has a first right of refusal in the event the applicable ground lessor decides to sell the leased premises. Upon expiration or termination of a land lease, title to the applicable Inn and all improvements reverts to the ground lessor.

Mortgage Debt

         The partnership has $149 million of mortgage debt. The mortgage debt is non-recourse, bears interest at a fixed rate of 8.40% and requires monthly payments of principal and interest based upon a 20-year amortization schedule for a 10-year term expiring January 11, 2007. Thereafter, until the final maturity date of January 11, 2017, interest is payable at an adjusted rate, as defined, and all excess cash flow is applied toward principal amortization. The mortgage debt is secured by first mortgages on all of the Inns, the land on which they are located, or an assignment of the partnership's interest under the ground leases, including ownership interest in all improvements thereon, fixtures and personal property related thereto.

         The partnership's mortgage lender, Nomura Asset Capital Corporation, securitized the loan through the issuance and sale of commercial mortgage backed securities backed by mortgages on a total of 71 properties. Our Inns represent 50 of the 71 properties and approximately 33% of the principal amount of the certificates. We previously reported to the limited partners that, as a result of our decline in operating performance, Fitch IBCA, a major credit rating agency, downgraded the two lowest classes of the CMBS on September 2, 1999. On May 23, 2000, Fitch IBCA once again downgraded the two lowest classes of the CMBS due to our continued decline in operating performance. The downgrade of these securities has no effect on the current terms of our mortgage debt, although it would impair our ability to obtain new funding from other sources.

Employees

         The partnership has no employees. Services are performed for the partnership by the general partner and agents retained by the partnership including Sage.

Litigation Settlement

         On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott Corporation, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc., Host Marriott, various of their subsidiaries (including the general partners of the partnerships set forth below), J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit related to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Partnerships"). The plaintiffs alleged that the Defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. The plaintiffs further alleged that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs sought unspecified damages. The Defendants, which did not include the partnerships, maintained that there was no truth to the plaintiffs' allegations and that the lawsuit was totally devoid of merit.

         In September 2000, the partnership's then general partner, Marriott International and other defendants settled this lawsuit filed by limited partners of seven limited partnerships, including our limited partners. The terms of the settlement required that the defendants make cash payments to our limited partners of approximately $152 per unit in full satisfaction of the litigation and a release of all claims. In addition, the manager agreed to forgive $23.5 million of deferred incentive management fees payable by the partnership.

Seasonality

         Demand at the Inns is affected by normally recurring seasonal patterns. For most of the Inns, demand is higher in the spring and summer months (March through October) than during the remainder of the year. As a result of the economic slowdown and events of September 11, fourth quarter 2001 operations were significantly lower than the same period in 2000.


ITEM 2.  PROPERTIES

         The partnership's portfolio consists of 50 Fairfield Inn by Marriott properties as of March 1, 2002. The Inns, which range in age between 12 and 15 years, are geographically diversified among 16 states.

         The following table presents the location and number of rooms for each of the Inns. All of the Inns are managed by Sage. See Item 1. Business. The land on which the Inns are located is either owned by us or leased under a long-term agreement.

          Location of Inn                                 Number of Rooms
          ---------------                                 ---------------

          Alabama
               Birmingham--Homewood(1)                           132
               Montgomery                                        133
          California
               Los Angeles--Buena Park(1)                        135
               Los Angeles--Placentia                            135
          Florida
               Gainesville(1)                                    135
               Miami--West(1)                                    135
               Orlando--International Drive(1)                   135
               Orlando--South(1)                                 132
          Georgia
               Atlanta--Airport(1)                               132
               Atlanta--Gwinnett Mall                            135
               Atlanta--Northlake(1).                            133
               Atlanta--Northwest(1).                            130
               Atlanta--Peachtree Corners                        135
               Atlanta--Southlake                                134
               Savannah(1)                                       135
          Iowa
               Des Moines--West(1)                               135
          Illinois
               Bloomington--Normal(1)                            128
               Chicago--Lansing(1)                               135
               Peoria                                            135
               Rockford                                          135
          Indiana
               Indianapolis--Castleton(1)                        132
               Indianapolis--College Park                        132
          Kansas
               Kansas City--Merriam                              135
               Kansas City--Overland Park                        134

          Michigan
               Detroit--Airport(1)                               133
               Detroit--Auburn Hills(1)                          134
               Detroit--Madison Heights(1)                       134
               Detroit--Warren(1)                                132
               Detroit--West (Canton)(1)                         133
               Kalamazoo(1)                                      133
          Missouri
               St.  Louis--Hazelwood                             135
          North Carolina
               Charlotte--Airport(1)                             135
               Charlotte--Northeast(1)                           133
               Durham(1)                                         135
               Fayetteville(1)                                   135
               Greensboro(1)                                     135
               Raleigh--Northeast(1)                             132
               Wilmington                                        134
          Ohio
               Cleveland--Airport                                135
               Columbus--North(1)                                135
               Dayton--North(1)                                  135
               Toledo--Holland                                   134
          South Carolina
               Florence                                          135
               Greenville                                        132
               Hilton Head(1)                                    119
          Tennessee
               Johnson City(1)                                   132
          Virginia
               Hampton                                           134
               Virginia Beach(1)                                 134
          Wisconsin
               Madison(1)                                        135
               Milwaukee--Brookfield                             135

          TOTAL                                                6,675

(1) The land on which the Inn is located is leased by the partnership from Marriott International under a long-term lease agreement. See "Item 1. Business-Ground Lease."

Schedule of Properties

            The following table sets forth as of December 31, 2001, the gross carrying value, accumulated depreciation and federal tax basis for each of the Inns. The rate and method of depreciation varies at each property. See, "Item 8. Financial Statements and Supplementing Data, Notes 2 and 3" for additional information.

Location of Inn                          Gross Carrying Value    Accumulated Depreciation    Federal Tax Basis
---------------                          --------------------    ------------------------    -----------------
Alabama
    Birmingham--Homewood                       $6,097,000               $3,634,000               $2,609,000
    Montgomery                                 $3,474,000               $2,669,000               $3,078,000
California
    Los Angeles--Buena Park                    $3,500,000               $2,918,000               $2,445,000
    Los Angeles--Placentia                     $7,572,000               $3,272,000               $4,281,000
Florida
    Gainesville                                $4,870,000               $2,817,000               $2,138,000
    Miami--West                                $5,909,000               $3,010,000               $2,758,000
    Orlando--International Drive               $5,501,000               $2,946,000               $2,578,000
    Orlando--South                             $3,990,000               $3,326,000               $2,800,000
Georgia
    Atlanta--Airport                           $3,707,000               $3,115,000               $2,563,000
    Atlanta--Gwinnett Mall                     $6,321,000               $2,861,000               $3,492,000
    Atlanta--Northlake                         $5,795,000               $3,282,000               $2,580,000
    Atlanta--Northwest                         $6,023,000               $3,654,000               $2,598,000
    Atlanta--Peachtree Corners                 $4,691,000               $2,666,000               $3,286,000
    Atlanta--Southlake                         $5,283,000               $2,651,000               $2,949,000
    Savannah                                   $5,030,000               $2,559,000               $2,486,000
Iowa
    Des Moines--West                           $5,390,000               $3,207,000               $2,203,000
Illinois
    Bloomington--Normal                        $6,213,000               $3,517,000               $2,813,000
    Chicago--Lansing                           $3,842,000               $3,091,000               $2,309,000
    Peoria                                     $6,587,000               $3,155,000               $3,662,000
    Rockford                                   $5,965,000               $3,167,000               $2,900,000
Indiana
    Indianapolis--Castleton                    $5,622,000               $3,223,000               $2,554,000
    Indianapolis--College Park                 $6,292,000               $3,284,000               $3,126.000
Kansas
    Kansas City--Merriam                       $5,769,000               $2,834,000               $2,924,000
    Kansas City--Overland Park                 $6,547,000               $3,056,000               $3,523,000
Michigan
    Detroit--Airport                           $5,896,000               $3,163,000               $2,793,000
    Detroit--Auburn Hills                      $6,592,000               $3,297,000               $3,450,000
    Detroit--Madison Heights                   $6,363,000               $3,300,000               $3,119,000
    Detroit--Warren                            $5,722,000               $3,335,000               $2,500,000
    Detroit--West (Canton)                     $5,808,000               $3,386,000               $2,588,000
    Kalamazoo                                  $5,594,000               $2,810,000               $2,658,000
Missouri
    St. Louis--Hazelwood                       $6,366,000               $3,001,000               $3,382,000

North Carolina
    Charlotte--Airport                         $3,187,000               $3,013,000               $2,701,000
    Charlotte--Northeast                       $3,454,000               $3,074,000               $2,458,000
    Durham                                     $5,071,000               $2,912,000               $2,181,000
    Fayetteville                               $4,989,000               $2,841,000               $2,249,000
    Greensboro                                 $5,224,000               $2,737,000               $2,464,000
    Raleigh--Northeast                         $2,927,000               $2,624,000               $2,429,000
    Wilmington                                 $5,695,000               $2,979,000               $2,768,000
Ohio
    Cleveland--Airport                         $7,033,000               $3,238,000               $3,949,000
    Columbus--North                            $2,873,000               $2,873,000               $2,333,000
    Dayton--North                              $5,204,000               $3,035,000               $2,285,000
    Toledo--Holland                            $5,985,000               $3,085,000               $2,996,000
South Carolina
    Florence                                   $5,395,000               $2,915,000               $2,479,000
    Greenville                                 $4,938,000               $2,959,000               $3,267,000
    Hilton Head                                $6,565,000               $2,761,000               $3,758,000
Tennessee
    Johnson City                               $3,841,000               $2,721,000               $2,569,000
Virginia
    Hampton                                    $6,064,000               $2,724,000               $3,471,000
    Virginia Beach                             $5,020,000               $2,825,000               $2,255,000
Wisconsin
    Madison                                    $5,392,000               $3,126,000               $2,371,000
    Milwaukee--Brookfield                      $5,390,000               $2,673,000               $2,780,000

TOTAL

Occupancy
---------

         The following table sets forth the average occupancy rates at the Inns for the years ended December 31, 2001, 2000 and 1999

Location of Inn                                    2001                   2000                   1999
---------------                                    ----                   ----                   ----
Alabama
   Birmingham--Homewood                            60.8%                  65.8%                  72.6%
   Montgomery                                      62.8%                  70.4%                  78.7%
California
   Los Angeles--Buena Park                         68.3%                  73.4%                  60.7%
   Los Angeles--Placentia                          74.9%                  75.5%                  73.6%
Florida
   Gainesville                                     61.6%                  65.1%                  70.6%
   Miami--West                                     72.7%                  80.0%                  82.9%
   Orlando--International Drive                    63.2%                  82.6%                  79.8%
   Orlando--South                                  55.6%                  70.9%                  75.9%

Georgia
   Atlanta--Airport                              70.0%                  71.7%                  75.4%
   Atlanta--Gwinnett Mall                        59.1%                  68.7%                  72.2%
   Atlanta--Northlake                            59.5%                  70.7%                  75.3%
   Atlanta--Northwest                            58.3%                  67.9%                  73.5%
   Atlanta--Peachtree Corners                    59.6%                  71.8%                  78.7%
   Atlanta--Southlake                            60.4%                  64.6%                  64.8%
   Savannah                                      67.6%                  71.9%                  78.7%
Iowa
   Des Moines--West                              63.1%                  65.7%                  68.5%
Illinois
   Bloomington--Normal                           68.3%                  68.4%                  75.5%
   Chicago--Lansing                              65.0%                  63.0%                  62.6%
   Peoria                                        64.5%                  63.7%                  70.4%
   Rockford                                      57.4%                  59.5%                  64.9%
Indiana
   Indianapolis--Castleton                       61.1%                  66.2%                  71.3%
   Indianapolis--College Park                    58.0%                  61.5%                  65.9%
Kansas
   Kansas City--Merriam                          64.5%                  66.8%                  66.4%
   Kansas City--Overland Park                    58.3%                  65.8%                  70.9%
Michigan
   Detroit--Airport                              79.5%                  88.2%                  92.0%
   Detroit--Auburn Hills                         65.2%                  77.0%                  76.8%
   Detroit--Madison Heights                      69.6%                  78.6%                  80.0%
   Detroit--Warren                               60.1%                  72.6%                  75.3%
   Detroit--West (Canton)                        68.1%                  76.4%                  81.3%
   Kalamazoo                                     63.0%                  63.6%                  68.0%
Missouri
   St. Louis--Hazelwood                          63.6%                  69.0%                  65.5%
North Carolina
   Charlotte--Airport                            42.2%                  52.3%                  66.4%
   Charlotte--Northeast                          38.3%                  54.9%                  59.6%
   Durham                                        67.1%                  71.3%                  71.7%
   Fayetteville                                  64.4%                  70.7%                  74.5%
   Greensboro                                    59.8%                  64.4%                  66.8%
   Raleigh--Northeast                            52.5%                  54.8%                  64.3%
   Wilmington                                    53.3%                  62.0%                  75.2%
Ohio
   Cleveland--Airport                            61.0%                  67.6%                  73.9%
   Columbus--North                               67.1%                  71.2%                  69.1%
   Dayton--North                                 65.7%                  72.5%                  74.0%
   Toledo--Holland                               65.2%                  67.0%                  72.8%
South Carolina
   Florence                                      71.1%                  66.8%                  65.5%
   Greenville                                    57.4%                  65.4%                  65.7%
   Hilton Head                                   52.5%                  65.8%                  65.3%
Tennessee
   Johnson City                                  51.6%                  53.6%                  60.7%
Virginia
   Hampton                                       55.4%                  61.2%                  70.8%
   Virginia Beach                                66.8%                  68.4%                  60.3%

Wisconsin
   Madison                                       60.0%                  62.6%                  59.5%
   Milwaukee--Brookfield                         62.2%                  69.6%                  71.2%



Room Rates
----------

         The following table sets forth the average daily room rates at the Inns for the years ended December 31, 2001, 2000 and 1999

Location of Inn                                    2001                     2000                      1999
---------------                                    ----                     ----                      ----
Alabama
   Birmingham--Homewood                           $50.11                   $49.15                    $48.65
   Montgomery                                     $49.11                   $47.43                    $44.94
California
   Los Angeles--Buena Park                        $55.19                   $49.28                    $49.24
   Los Angeles--Placentia                         $56.13                   $52.18                    $50.17
Florida
   Gainesville                                    $49.47                   $47.78                    $46.62
   Miami--West                                    $63.04                   $64.94                    $63.85
   Orlando--International Drive                   $59.10                   $59.94                    $55.14
   Orlando--South                                 $45.96                   $47.44                    $44.61
Georgia
   Atlanta--Airport                               $48.99                   $48.17                    $46.69
   Atlanta--Gwinnett Mall                         $54.51                   $47.91                    $47.86
   Atlanta--Northlake                             $49.46                   $47.30                    $43.16
   Atlanta--Northwest                             $52.82                   $53.64                    $50.75
   Atlanta--Peachtree Corners                     $46.31                   $46.14                    $43.54
   Atlanta--Southlake                             $46.58                   $46.52                    $43.51
   Savannah                                       $54.18                   $54.85                    $54.42
Iowa
   Des Moines--West                               $54.81                   $54.51                    $57.58
Illinois
   Bloomington--Normal                            $58.71                   $59.08                    $57.51
   Chicago--Lansing                               $50.30                   $56.34                    $56.93
   Peoria                                         $52.62                   $49.99                    $50.80
   Rockford                                       $47.28                   $50.76                    $50.98
Indiana
   Indianapolis--Castleton                        $52.99                   $60.09                    $57.90
   Indianapolis--College Park                     $48.27                   $52.36                    $51.30
Kansas
   Kansas City--Merriam                           $48.56                   $53.79                    $53.71
   Kansas City--Overland Park                     $55.32                   $57.29                    $57.17
Michigan
   Detroit--Airport                               $70.06                   $71.48                    $61.30
   Detroit--Auburn Hills                          $64.86                   $73.08                    $59.10
   Detroit--Madison Heights                       $62.31                   $61.54                    $56.99
   Detroit--Warren                                $55.62                   $58.63                    $53.95
   Detroit--West (Canton)                         $60.96                   $63.33                    $61.68
   Kalamazoo                                      $54.22                   $54.12                    $51.93

Missouri
   St. Louis--Hazelwood                           $50.01                   $45.66                    $46.32
North Carolina
   Charlotte--Airport                             $49.15                   $56.62                    $54.07
   Charlotte--Northeast                           $47.68                   $47.05                    $49.79
   Durham                                         $51.57                   $51.08                    $53.99
   Fayetteville                                   $53.55                   $48.21                    $47.43
   Greensboro                                     $57.64                   $59.71                    $58.49
   Raleigh--Northeast                             $51.20                   $54.63                    $51.56
   Wilmington                                     $56.26                   $56.02                    $54.10
Ohio
   Cleveland--Airport                             $56.20                   $60.03                    $59.02
   Columbus--North                                $49.86                   $50.29                    $51.79
   Dayton--North                                  $52.04                   $59.56                    $55.55
   Toledo--Holland                                $52.52                   $54.00                    $51.11
South Carolina
   Florence                                       $51.53                   $52.60                    $52.06
   Greenville                                     $45.37                   $46.84                    $47.96
   Hilton Head                                    $64.28                   $57.08                    $56.03
Tennessee
   Johnson City                                   $46.00                   $44.10                    $45.16
Virginia
   Hampton                                        $51.50                   $49.02                    $46.13
   Virginia Beach                                 $54.89                   $53.34                    $53.95
Wisconsin
   Madison                                        $48.45                   $48.93                    $51.28
   Milwaukee--Brookfield                          $52.95                   $54.06                    $53.12


Real Estate Taxes
-----------------

         Real Estate taxes billed and rates in 2001 for each of the Inns were:

                                                  Billing             Rate(1)
                                                  -------             -------
Location of Inn

Alabama
   Birmingham--Homewood                            $38,279              1.50%
   Montgomery                                      $38,165              0.69%
California
   Los Angeles--Buena Park                         $46,766              1.02%
   Los Angeles--Placentia                          $46,529              1.10%
Florida
   Gainesville                                     $62,969              2.54%
   Miami--West                                     $70,418              2.60%
   Orlando--International Drive                   $106,615              2.05%
   Orlando--South                                  $62,757              2.04%

Georgia
   Atlanta--Airport                                $31,899              2.15%
   Atlanta--Gwinnett Mall                          $48,212              1.29%
   Atlanta--Northlake.                             $76,347              1.49%
   Atlanta--Northwest.                             $47,680              1.08%
   Atlanta--Peachtree Corners                      $43,974              1.26%
   Atlanta--Southlake                              $29,687              0.91%
   Savannah                                        $94,072              1.74%
Iowa
   Des Moines--West                                $91,906              2.98%
Illinois
   Bloomington--Normal                             $71,491              2.30%
   Chicago--Lansing                               $355,971              9.45%
   Peoria                                          $96,511              2.90%
   Rockford                                       $117,072              3.69%
Indiana
   Indianapolis--Castleton                         $23,799             10.55%
   Indianapolis--College Park                      $25,524              9.26%
Kansas
   Kansas City--Merriam                            $59,360              2.36%
   Kansas City--Overland Park                      $54,008              2.04%
Michigan
   Detroit--Airport                                $76,863              2.71%
   Detroit--Auburn Hills                           $80,812              1.25%
   Detroit--Madison Heights                       $109,465              2.02%
   Detroit--Warren                                 $61,574              4.91%
   Detroit--West (Canton)                          $56,776              2.40%
   Kalamazoo                                       $94,101              3.40%
Missouri
   St. Louis--Hazelwood                            $92,517              2.93%
North Carolina
   Charlotte--Airport                              $30,019              1.20%
   Charlotte--Northeast                            $39,764              1.20%
   Durham                                          $34,067              1.62%
   Fayetteville                                    $61,917              1.41%
   Greensboro                                      $30,725              1.26%
   Raleigh--Northeast                              $38,098              0.95%
   Wilmington                                      $33,077              1.08%
Ohio
   Cleveland--Airport                              $94,146              1.93%
   Columbus--North                                 $72,594              3.92%
   Dayton--North                                   $62,414              1.88%
   Toledo--Holland                                 $49,747              2.06%
South Carolina
   Florence                                        $28,493              1.02%
   Greenville                                      $48,983              1.55%
   Hilton Head                                     $51,828              1.31%
Tennessee
   Johnson City                                    $18,265              1.76%
Virginia
   Hampton                                         $46,200              1.30%
   Virginia Beach                                  $53,349              1.25%

Wisconsin
   Madison                                         $67,158              2.53%
   Milwaukee--Brookfield                           $58,246              1.92%


(1) The real estate tax rates calculated by dividing the 2001 tax liability by the 2001 assessed value of the property.


ITEM 3.  LEGAL PROCEEDINGS

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

         Units of the partnership are not publicly traded. There are certain restrictions set forth in the partnership's amended limited partnership agreement (the "Limited Registrant Agreement") that may limit the ability of a limited partner to transfer Units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or for any other reason.

         As of February 1, 2002, there were 2,507 holders of Units of the partnership, owning an aggregate of 83,337 Units.

         The partnership has not made any distributions during the years ended December 31, 2001 and 2000. The general partner has elected to cease making distributions given the negative forecast on the hospitality industry since the events of September 11, 2001 and the partnership's need for the funds required to complete the capital improvements required by the PIPs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for a discussion of additional factors which may affect the partnership's ability to pay distributions.

         Over the past few years, many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding Units) for Units. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units, the partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the partnership with a copy of their offer. As a result, the general partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the general partner does not have sufficient time to advise limited partners of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the general partner of the partnership in the Limited Partnership Agreement to reject any transfers of Units, the general partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected historical financial data for each of the five years in the period ended December 31, 2001, which data has been derived from our audited financial statements for those years. You should read the following selected financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements included herein.

                             Selected Financial Data
             (in thousands, except per unit amounts and ratio data)

                                                2001          2000         1999          1998         1997
                                                ----          ----         ----          ----         ----
Income Statement Data:
  Revenues                                  $ 83,865      $ 91,478     $ 93,084      $ 94,370      $ 95,721
  Operating profit (loss)                        496       (2,848)        3,885         (522)        11,963
  Net (loss) income                         (11,472)         8,709      (8,552)      (12,999)       (1,411)
  Net (loss) income per limited
    partner unit (83,337 Units)                (136)           103        (102)         (154)          (17)
Balance Sheet Data:
  Total assets                              $130,212      $147,082     $163,574      $173,064      $185,503
  Total liabilities                          155,013       160,411      185,612       186,550       185,990
Other Data (unaudited):
  Cash distributions per limited                  --            --           --            --            10
    partner unit (83,337 Units)
  Ratio of earnings to fixed charges              --            --           --            --            --
  Deficiency of earnings to fixed            $11,472       $14,774      $ 8,552       $12,999       $ 1,411
    charges


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

GENERAL

         The partnership is the owner of 50 limited service Inns, which are operated as part of the Fairfield Inn by Marriott system, and until November 30, 2001, managed by Fairfield FMC Corporation. Beginning November 30, 2001, Sage began providing management at the properties. Under Sage the Inns will continue to be operated under the Fairfield Inn by Marriott system.

         During the period from 1999 through 2001, the partnership's revenues declined from $93.1 million to $83.9 million. The partnership's revenues are primarily a function of room revenues generated per available room or "RevPAR." RevPAR represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance. During the period from 1999 through 2001, the partnership's combined RevPAR decreased approximately 11% from $37.22 to $33.14.

         As a result of the decline in the economy, combined with the effect of the September 11, 2001 terrorist attacks, the hospitality and travel industry experienced a significant decrease in operations during the second half of 2001. The partnerships revenues decreased $7.6 million, or 8.3%, to $83.9 million in 2001 from $91.5 million in 2000, primarily as a result of decreases in occupancy and room rates, which had been flat or decreasing throughout 2001, with significant declines in the fourth quarter of 2001.

         The partnership's operating costs and expenses are, to a great extent, fixed. Therefore, the partnership derives substantial operating leverage from increases in revenue. Operating leverage is offset primarily by certain variable expenses, including base and incentive management fees which are calculated based on Inn sales.

         The table below presents performance information for the Inns for the indicated periods:

                                              Year ended December 31,
                                          2001          2000          1999
                                          ----          ----          ----

         Number of properties               50            50            50
         Number of rooms                 6,675         6,676         6,676
         Average daily rate             $53.48        $54.06        $52.35
         Occupancy                       62.0%         68.0%         71.1%
         RevPAR                         $33.14        $36.76        $37.22
         % RevPAR change                (9.8%)        (1.2%)            --

RESULTS OF OPERATIONS

         The following discussion and analysis addresses results of operations for the three years ended December 31, 2001 and should be read together with the "Selected Financial Data" and historical financial statements and related notes.

2001 compared to 2000

         Rooms Revenues: Rooms revenues decreased $7.8 million, or approximately 8.7%, to $81.5 million in 2001 from $89.3 million in 2000, reflecting a 6.0 percentage point decrease in average occupancy to 62.0% and the $0.58 decrease in the average daily room rate to $53.48. The decrease in average occupancy was primarily the result of increased competition in the economy segment and exacerbated by the September 11, 2001 terrorist attacks, which hurt the hospitality industry in general. In 2001, total Inn revenues decreased $7.6 million, or 8.3%, to $83.9 million when compared to 2000.

         Operating Expense: Operating expenses decreased $11 million, or 11.6%, to $83.4 million when compared to 2000. The individual components are discussed below.

         Rooms Costs: In 2001, rooms costs decreased $1.5 million, or 5.5%, to $26.4 million when compared to 2000. The overall decrease in controllable room costs is a result of the occupancy decreases at the Inns. Room costs in 2001 were also lower due to the implementation of the Guestview reservation system in 2000.

         Selling, Administrative and other: Selling, administrative and other expenses decreased by $0.6 million in 2001 to $27.1 million, or a 2.0% decrease when compared to 2000. The decrease in expenses was due to a decrease in labor costs, repairs and maintenance expenses.

         Insurance and other: Insurance and other expenses increased $2.9 million in 2001 as compared to 2000. This increase is primarily due to the payment of a franchise application fee of $500,000 to Marriott International in connection with the new franchise agreement, legal expenses incurred in connection with the restructuring, expenses associated with the transition of the management of the Inns from Marriott International to Sage and payments to the special servicer on the loan and the rating agencies relating to the loan modifications.

         Termination of Management Agreement: In connection with the termination of the Management Agreement with Fairfield FMC Corporation, $2,036,000 and $2,849,130 of incentive fees earned in 2001 and 2000, respectively, were no longer due under the terms of the Management Agreement. Deferred incentive fees of $2,849,130 related to 2000, net of a $500,000 payment to the Manager, have been reflected in the 2001 statement of operations in the line titled Termination of Management Agreement.

         Loss on impairment of long-lived assets: In 2001, the partnership recorded impairment of long-lived assets of $3.8 million related to our Inns located in Greenville, South Carolina; Charlotte-Northeast, North Carolina; Charlotte Airport, North Carolina; Chicago-Lansing, Illinois; Atlanta-Southlake, Georgia; and Atlanta-Peachtree Corners, Georgia. The partnership recorded an impairment charge of $8.1 million in 2000 related to the Inns located in Johnson City, Tennessee; Raleigh and Charlotte Airport, North Carolina; and Columbus North, Ohio.

         Operating Profit (Loss): As a result of the changes in revenues and operating expenses discussed above, operating loss decreased by $3.3 million, resulting in operating income of $496,000 for 2001, when compared to an operating loss of $2.8 million in 2000.

         Interest Expense: Interest expense decreased by $0.4 million to $12.8 million in 2001 when compared to 2000. This decrease is due to the payment of $4.4 million of principal on the mortgage debt.

         Loss Before Extraordinary Item: The partnership generated a net loss of $11.5 million in 2001 compared to a loss before extraordinary item of $14.8 million in 2000. This decreased loss is primarily due to the gain on forgiveness of incentive management fees and decreases in operating expenses which were partially offset by the decrease in revenues discussed above.

         Extraordinary Gain: In connection with the class action litigation settlement agreement that became effective in 2000, Fairfield FMC Corporation, the previous manager of all our Inns, waived $23.5 million of deferred incentive management fees.

         Net Income (Loss): Net loss for 2001 was $11.5 million compared to net income of $8.7 million for 2000. The decrease is primarily due to the $23.5 million of deferred management fees waived in 2000 and lower revenues in 2001, offset by the gain on termination of the incentive management fees in 2001 and decreases in operating expenses.

2000 compared to 1999

         Rooms Revenues: Rooms revenues decreased $1.3 million, or approximately 1.5%, to $89.3 million in 2000 from $90.7 million in 1999, reflecting a 3.1 percentage point decrease in average occupancy to 68.0% partially offset by the $1.71 increase in average rate to $54.06. The decrease in average occupancy was primarily the result of increased competition in the economy segment. In 2000, total Inn revenues decreased $1.6 million, or 1.7%, to $91.5 million when compared to 1999.

         Operating Expense: Operating expenses increased $5.1 million, or 5.7%, to $94.3 million when compared to 1999. The individual components are discussed below.

         Rooms Costs: In 2000, rooms costs decreased $0.6 million, or 2.1%, to $27.9 million when compared to 1999. The overall decrease in controllable room costs is a result of the occupancy decreases at the Inns. These decreases were partially offset by an increase in the reservation costs due to the implementation of the Guestview reservation system in 2000.

         Selling, Administrative and other: Selling, administrative and other expenses increased by $0.8 million in 2000 to $27.7 million, or a 3.0% increase when compared to 1999. The increase in expenses was due to an increase in labor costs, repairs and maintenance expenses.

         Loss on impairment of long-lived assets: In 2000, the partnership recorded impairment of long-lived assets of $8.1 million related to its Inns located in Johnson City, Tennessee, Raleigh and Charlotte Airport, North Carolina, and Columbus North, Ohio. The partnership recorded an impairment charge of $2.8 million in 1999 related to its Inns located in Lansing, Illinois and Charlotte-Northeast, North Carolina.

         Operating Profit (Loss): As a result of the changes in revenues and operating expenses discussed above, operating profit decreased by $6.7 million, resulting in an operating loss of $2.8 million for 2000, when compared to an operating profit of $3.9 million in 1999.

         Interest Expense: Interest expense decreased by $0.3 million to $13.2 million in 2000 when compared to 1999. This decrease is due to the payment of $4.3 million of principal on the mortgage debt.

         Loss Before Extraordinary Item: The partnership generated a loss before extraordinary item of $14.8 million in 2000 compared to a net loss of $8.6 million in 1999. This increased loss is primarily due to the decrease in revenues coupled with the increase in operating expenses discussed above.

         Extraordinary Gain: In connection with the class action litigation settlement agreement that became effective in 2000, Fairfield FMC Corporation, the manager of all the partnership's Inns, waived $23.5 million of deferred incentive management fees.

         Net Income (Loss): Net income for 2000 was $8.7 million compared to a net loss of $8.6 million for 1999. The increase is primarily due to the $23.5 million of deferred management fees waived in 2000 offset by slightly lower revenues and increases in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Going Concern and Other Important Risk Factors: Adequate liquidity and capital are critical to the partnership's ability to continue as a going concern. The partnership's inns have experienced a substantial decline in operating results over the past several years. Since 1996, the partnership's annual revenues have declined each year, from $97.4 million in 1996 to $83.9 million in 2001. Further, operating profit has declined over the same periods from a $17.3 million operating profit in 1996 to a $496,000 operating profit in 2001.

         In addition, the partnership has faced increasing needs to make substantial capital improvements to its inns to enable it to compete more effectively in the markets and to satisfy standards for the Fairfield Inn brand, as required by the franchise agreements. The partnership had approximately $1.6 million of unrestricted cash as of December 31, 2001. The general partner is attempting to address the decline in operating cash flow and need for additional capital as discussed below.

         Further to the slowdown in the hotel industry (due to softness in the economy), the September 11th terrorist attacks have caused general travel in the United States to significantly decline, thereby further exacerbating the partnership's financial difficulties. The Partnership had significant declines in occupancy levels and RevPAR in the fourth quarter of 2001 as a result. While the partnership is working with Sage to attempt to offset this trend, the partnership expects results in 2002 to be below historical levels.

         The partnership had $148.9 million of mortgage debt outstanding as of December 31, 2001. The annual principal and interest debt service requirements are approximately $17 million. There can be no assurances that there is sufficient liquidity, including the availability of cash reserves, to fund operations and meet debt service for 2002. Further, there can be no assurances that the partnership will be able to reverse the decline in operations, or obtain the additional financing that may be required to meet operating needs in the future, and make the necessary PIP's to avoid default under the partnership's franchise agreements with Marriott International. The above factors raise substantial doubt about the partnership's ability to continue as a going concern.

         As a result of the partnership's continued decline in operating results, which are discussed above, the prior general partner, FIBM One LLC, developed a restructuring plan for the partnership. In connection with this plan, the consent of limited partners of the partnership was sought for the transfer of FIBM One LLC's general partner interest in the partnership to the current general partner. Effective August 16, 2001, following the receipt of the necessary consent to the transfer of the general partner interest, FIBM One LLC, transferred its general partner interest in the partnership to AP-Fairfield GP, LLC.

         Also, as part of the restructuring plan, the partnership filed a Form S-1 Registration Statement, in which the partnership sought to offer its limited partners the right to purchase $23 million in subordinated notes due in 2007 (the "Offering"). The proceeds of the Offering were to be utilized for capital improvements at the Inns.

         On November 30, 2001, the second phase of the Restructuring Plan was implemented as the partnership (i) replaced Fairfield FMC Corporation as the property manager at the partnership's properties with Sage, (ii) entered into new Franchise Agreements with Marriott International, (iii) entered into Ground Lease modifications which provide for substantially reduced rent for the year 2002, and an extension of the term to November 30, 2098, and (iv) agreed to complete the property improvement plans ("PIPs") required by Marriott International at the properties by no later than November 30, 2003.

         Based upon forecasts provided by Sage, the partnership is projecting improved results for 2002 over 2001. Partnership cash, including $3.1 million held in lender reserve accounts, totaled $4.7 million at December 31, 2001. Along with forecasted operating cash flow, partnership cash, and reserves held by the lender, the partnership expects to be able to meet debt service during 2002. However, this will require improved results, of which there can be no assurance, and maintaining a debt service reserve at levels below lender requirements.

         Principal Sources and Uses of Cash: The partnership's principal source of cash has been cash from operations. The partnership's principal uses of cash are to make debt service payments, fund the property improvement fund and maintain reserves required pursuant to the terms of the mortgage debt.

         The partnership's cash and cash equivalents declined to $1,597,000 at December 31, 2001 as compared to $7,702,000 at December 31, 2000. The decline from prior year is due to $8,921,000 of cash used in investing activities and $1,288,000 of cash used in financing activities, which more than offset $4,104,000 of cash provided by operating activities. Cash used in investing activities consisted of $9,190,000 of capital improvements and equipment purchases which was partially offset by the excess of withdrawals from the property improvement fund over contributions to the property improvement fund. Cash used in financing activities consisted of principal payments on the partnership's mortgage loan and changes to the restricted cash reserves as required under the terms of the mortgage debt.

         Shortfall in Funds Available for Capital Expenditures: In light of the age of the partnership's inns, which range from 12 to 15 years, major capital expenditures will be required over the next several years in an effort to remain competitive in the markets where the partnership operates and to satisfy brand standards required by the franchise agreement. These capital expenditures include room refurbishments planned for 22 of the Inns over the next several years and the replacement of roofs, facades, carpets, wall vinyl and furniture. The capital expenditure needs for the partnership's inns for 2002 and 2003 are estimated to total approximately $19 million.

         The cost of future capital expenditures for the partnership's inns is estimated to exceed available funds. The partnership's property improvement fund became insufficient to meet anticipated capital expenditures in 1999 and continued to be insufficient through 2001. To address this shortfall, the partnership deposited an additional $2.4 million into the property improvement fund during 1999 from its partnership cash beyond the required contributions. In addition, the contribution rate to the property improvement fund was increased to 7% of gross sales for 1997 and thereafter. The partnership contributed $5.8 million and $6.0 million during 2001 and 2000, respectively, to the property improvement fund.

         Based upon information provided by Sage, the estimated property improvement fund shortfall is expected to be $1.8 million of projected capital expenditure requirements by the end of 2003. Until the partnership reaches a resolution concerning funding of the partnership's operating and capital expenditure shortfalls, any proposed capital expenditures exceeding the amount available in the property improvement fund will be deferred.

         As indicated above, the partnership is required to provide evidence by no later than November 30, 2003 that at least $23 million has been set aside to complete a portion of these capital improvements. If the capital improvements are not completed, the Franchise Agreement could be terminated and the Inns could not be operated "Fairfield Inn by Marriott". If this were to occur, the partnership would seek to become part of a comparable, nationally recognized hotel system in order to continue to comply with the obligations under its loan documents. If the partnership is unable to retain another nationally recognized manager, it could significantly impair its revenues and cash flow, and result in a default under its loan agreement.

Recently Issued Accounting Standards

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS" No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. There was no effect from this Statement on the partnership's financial statements, as the partnership has no derivatives.

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

New Accounting Standards

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard provides guidance beyond that previously specified in Statement 121 to determine when a long-lived asset should be classified as held for sale, among other things. This Statement is effective for fiscal years beginning after December 15, 2001. It is not expected that the implementation of the Statement will have a material effect on the partnership.

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The partnership does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

         Impairment of long-lived assets: At December 31, 2001 and December 31, 2000, the partnership had $110.0 million and $122.0 million of property and equipment (net), and $5.7 million and $0 of properties held for sale, accounting for approximately 89% and 83%, respectively, of the partnership's total assets. Property and equipment is carried at the lower of cost or net realizable value. The fair value of the partnership's property and equipment is dependent on the performance of the properties.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership recognized $3.8 million, $8.1 million, and $2.8 million, respectively, of impairment losses related to its property and equipment. An impairment loss must be recorded for an Inn if estimated undiscounted future cash flows are less than the book value of the Inn. Impairment losses are measured based on the estimated fair value of the Inn. In assessing the recoverability of the partnership's property and equipment the partnership must consider the forecasted financial performance of its properties. If these estimates or their related assumptions change in the future, the partnership may be required to record additional impairment charges. See Item 8. Financial Statements and Supplementary Data-Note 2 of the accompanying financial statements for further discussion.

         Useful lives of long-lived assets: Property and equipment, and certain other long-lived assets, are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue.

         Deferred ground rent: Ground rent payable to Marriott International and its affiliates at December 31, 2001 and 2000 was $2,204,000 and $1,082,000, respectively, and is included in Due to Marriott International, Inc. and affiliates on the accompanying balance sheet. The partnership's deferred ground rent that remained payable at November 30, 2001 was waived in accordance with the amended lease agreement that was entered between the partnership and Marriott International and its affiliates. The amount of deferred ground rent waived as a result of the ground lease amendment will be recognized as a reduction in ground rent expense over the remaining life of the new lease term, which has been extended to November 30, 2098, since it represents a new operating lease as of November 30, 2001, for accounting purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The partnership is not subject to market risk with respect to interest rates, foreign currency exchanges or other market rate or price risk, and we do not hold any financial instruments for trading purposes. As of December 31, 2001, all of the partnership's debt has a fixed interest rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants...................................  26

Balance Sheets as of December 31, 2001 and 2000............................  27

Statements of Operations for the fiscal years ended
 December 31, 2001, 2000 and 1999..........................................  28

Statements of Changes in Partners' Capital for the fiscal years ended
 December 31, 2001, 2000 and 1999..........................................  29

Statements of Cash Flows for the fiscal years ended
 December 31, 2001, 2000 and 1999..........................................  30

Notes to Financial Statements..............................................  31

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE PARTNERS OF FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP:


         We have audited the accompanying balance sheets of Fairfield Inn by Marriott Limited Partnership (a Delaware limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the three years in the period ended December 31, 2001. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairfield Inn by Marriott Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the partnership has suffered recurring operating losses, has a net capital deficiency, and the partnership may not be able to meet its 2002 debt obligations. These factors raise substantial doubt about the partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to recoverability of asset carrying amounts or the amount of liabilities that might result should the partnership be unable to continue as a going concern.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          Arthur Andersen LLP


Vienna, Virginia
March 18, 2002

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           December 31, 2001 and 2000
                                 (in thousands)

                                                                              2001              2000
                                                                              ----              ----
ASSETS
Property and equipment, net                                              $ 110,039         $ 122,013
Properties held for sale                                                     5,709                --
Deferred financing costs, net of accumulated amortization                    2,451             2,937
Due from manager                                                             1,069                --
Inventory                                                                    1,000                --
Due from Marriott International, Inc. and affiliates                            --             1,215
Property improvement fund                                                    5,220             5,489
Restricted cash                                                              3,127             7,726
Cash and cash equivalents                                                    1,597             7,702
                                                                         ---------         ---------

Total assets                                                             $ 130,212         $ 147,082
                                                                         =========         =========


LIABILITIES AND PARTNERS' DEFICIT LIABILITIES
Mortgage debt                                                            $ 148,850         $ 153,569
Due to Marriott International, Inc., affiliates and other                    2,503             3,931
Accounts payable and accrued liabilities                                     3,660             2,911
                                                                         ---------         ---------

Total liabilities                                                          155,013           160,411
                                                                         ---------         ---------

PARTNERS' DEFICIT
General Partner                                                                813               813
Capital contribution                                                         (517)              (517)
Capital distributions                                                        (494)              (379)
                                                                         ---------         ---------
Cumulative net losses                                                        (198)               (83)
                                                                         ---------         ---------


Limited Partners                                                            75,479            75,479
Capital contributions                                                     (51,270)           (51,270)
Capital distributions                                                     (48,812)           (37,455)
                                                                         ---------         ---------
Cumulative net losses                                                     (24,603)           (13,246)
                                                                         ---------         ---------

Total partners' deficit                                                   (24,801)           (13,329)
                                                                         ---------         ---------

                                                                         $ 130,212         $ 147,082
                                                                         =========         =========


   The accompanying notes are an integral part of these financial statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
               Fiscal years ended December 31, 2001, 2000 and 1999
                (in thousands, except Unit and per Unit amounts)

                                                                             2001        2000        1999
                                                                             ----        ----        ----
REVENUES
Rooms                                                                     $81,540     $89,308     $90,653
Other                                                                       2,325       2,170       2,431
                                                                        ---------    --------    --------

Total revenues                                                             83,865      91,478      93,084
                                                                        ---------    --------    --------

OPERATING EXPENSES
Rooms                                                                      26,373      27,894      28,481
Other department costs and expenses                                         1,844       1,670       1,597
Selling, administrative and other                                          27,135      27,701      26,907
                                                                        ---------    --------    --------

Total property-level costs and expenses                                    55,352      57,265      56,985
Depreciation                                                               11,647      13,463      14,413
Property taxes                                                              4,048       3,886       3,749
Fairfield Inn system fee                                                    2,409       2,744       2,792
Incentive management fee                                                       --       2,849       2,775
Ground rent                                                                 2,665       2,964       2,742
Base management fee                                                         1,712       1,830       1,862
Insurance and other                                                         4,077       1,198       1,038
Termination of management agreement (Note 7)                              (2,349)          --          --
Loss on impairment of long-lived assets (Note 2)                            3,808       8,127       2,843
                                                                        ---------    --------    --------

Total operating expenses                                                   83,369      94,326      89,199
                                                                        ---------    --------    --------

OPERATING PROFIT (LOSS)                                                       496     (2,848)       3,885
Interest expense                                                         (12,845)    (13,238)    (13,528)
Interest income                                                               727       1,312       1,091
Other income                                                                  150          --          --
                                                                        ---------    --------    --------

LOSS BEFORE EXTRAORDINARY ITEM                                           (11,472)    (14,774)     (8,552)
EXTRAORDINARY ITEM
Gain on the forgiveness of incentive management fees                           --      23,483          --
                                                                        ---------    --------    --------

NET (LOSS) INCOME                                                       $(11,472)      $8,709    $(8,552)
                                                                        =========    ========    ========

ALLOCATION OF NET (LOSS) INCOME
General Partner                                                            $(115)         $87       $(86)
Limited Partners                                                         (11,357)       8,622     (8,466)
                                                                        ---------    --------    --------

                                                                        $(11,472)      $8,709    $(8,552)
                                                                        =========    ========    ========

NET (LOSS) INCOME PER LIMITED PARTNER UNIT
  (83,337 UNITS)                                                        $   (136)      $  103    $  (102)
                                                                        =========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               Fiscal years ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                             General           Limited
                                                             Partner          Partners             Total

Balance, December 31, 1998                                     $   (84)         $(13,402)        $(13,486)
Net loss                                                           (86)           (8,466)          (8,552)
                                                          --------------    --------------   --------------

Balance, December 31, 1999                                        (170)          (21,868)         (22,038)
Net income                                                           87             8,622            8,709
                                                          --------------    --------------   --------------

Balance, December 31, 2000                                         (83)          (13,246)         (13,329)
Net loss                                                          (115)          (11,357)         (11,472)
                                                          --------------    --------------   --------------

Balance, December 31, 2001                                       $(198)         $(24,603)        $(24,801)
                                                          ==============    ==============   ==============




   The accompanying notes are an integral part of these financial statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
               Fiscal years ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                              2001            2000            1999
                                                                              ----            ----            ----
OPERATING ACTIVITIES
Net (loss) income                                                        $(11,472)          $8,709        $(8,552)
Extraordinary gain on the forgiveness of incentive                              --        (23,483)              --
  management fees
Depreciation                                                                11,647          13,463          14,413
Deferral of incentive management fee                                            --           2,849           2,775
Amortization of deferred financing costs as interest expense                   486             487             486
Amortization of mortgage debt premium                                        (350)           (350)           (350)
Loss on disposition of equipment                                                --              16              28
Loss on impairment of long-lived assets                                      3,808           8,127           2,843
Termination of management agreement                                        (2,849)              --              --
Changes in operating accounts:
         Due to/from Marriott International, Inc. and affiliates             2,636             106             823
         Receivables and other current assets                              (2,069)              --              --
         Accounts payable and accrued liabilities                              749           (335)             776
         Change in restricted reserves                                       1,518             913           3,119
                                                                      -------------    ------------     -----------

Cash provided by operations                                                  4,104          10,502          16,361

INVESTING ACTIVITIES
Additions to property and equipment                                        (9,190)         (6,682)         (8,973)
Change in property improvement fund                                            269         (1,603)         (3,678)
                                                                      -------------    ------------     -----------

Cash used in investing activities                                          (8,921)         (8,285)        (12,651)
                                                                      -------------    ------------     -----------

FINANCING ACTIVITIES
Repayment of mortgage debt                                                 (4,369)         (3,978)         (3,689)
Change in restricted cash                                                    3,081           (598)           1,386
                                                                      -------------    ------------     -----------

Cash used in financing activities                                          (1,288)         (4,576)         (2,303)
                                                                      -------------    ------------     -----------

(DECREASE) INCREASE IN CASH AND                                            (6,105)         (2,359)           1,407
   CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS at beginning of year                               7,702          10,061           8,654
                                                                      -------------    ------------     -----------

CASH AND CASH EQUIVALENTS at end of year                                   $ 1,597         $ 7,702        $ 10,061
                                                                      =============    ============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for mortgage interest                                  $ 12,730        $ 13,121        $ 13,409
                                                                      =============    ============     ===========



   The accompanying notes are an integral part of these financial statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1. THE PARTNERSHIP

Description of the partnership

Fairfield Inn by Marriott Limited Partnership, a Delaware limited partnership, was formed on August 23, 1989, to acquire, own and operate 50 Fairfield Inn by Marriott properties (the "Inns"), which compete in the economy segment of the lodging industry. Effective August 16, 2001, AP-Fairfield GP LLC, a Delaware limited liability company, became the general partner of the partnership. See "Restructuring Plan" below.

The partnership leases the land underlying 32 of the Inns from Marriott International, Inc. ("Marriott International") and certain of its affiliates (the "Land Leases"). Of the partnership's 50 Inns, seven are located in each of Georgia and North Carolina; six in Michigan; four in each of Florida, Illinois, and Ohio; and three or less in each of Alabama, California, Iowa, Indiana, Kansas, Missouri, South Carolina, Tennessee, Virginia and Wisconsin. Effective November 30, 2001, Sage Management Resources III, LLC ("Sage"), an affiliate of Sage Hospitality Resources, LLC, began providing management at the properties. See "Restructuring Plan" below. Prior to such date the Inns were managed by Fairfield FMC Corporation (the "Manager"), a wholly-owned subsidiary of Marriott International, as part of the Fairfield Inn by Marriott hotel system under a long-term management agreement. Under Sage the Inns will continue to be operated under the Fairfield Inn by Marriott system.

Inn operations commenced on July 31, 1990 (the "Closing Date") after 83,337 limited partnership interests (the "Units") were sold in a public offering for $1,000 per Unit. Marriott FIBM One Corporation ("FIBM One") contributed $841,788 for a 1% general partnership interest and $1.1 million to establish the initial working capital reserve of the partnership at $1.5 million. In addition, FIBM One had a 10% limited partnership interest in the partnership while the remaining 90% of the limited partnership interest is owned by outside parties.

Restructuring Plan

As a result of the partnership's continued decline in operating results, which are discussed below, the prior general partner, FIBM One LLC, developed a restructuring plan for the partnership. In connection with this plan, the consent of limited partners of the partnership was sought for the transfer of FIBM One LLC's general partner interest in the partnership to the current general partner. Effective August 16, 2001, following the receipt of the necessary consent to the transfer of the general partner interest, FIBM One LLC, transferred its general partner interest in the partnership to AP-Fairfield GP, LLC (the "New General Partner"), which is affiliated with Apollo Real Estate Advisors, L.P. and Winthrop Financial Associates.

Also, as part of the restructuring plan, the partnership filed a Form S-1 Registration Statement, in which the partnership sought to offer its limited partners the right to purchase $23 million in subordinated notes due in 2007 (the "Offering"). The proceeds of the Offering, if made, will be utilized for capital improvements at the Inns.

On November 30, 2001, the second phase of the Restructuring Plan was implemented as the partnership (i) replaced Fairfield FMC Corporation as the property manager at the partnership's properties with Sage, (ii) entered into new Franchise Agreements with Marriott International, (iii) entered into Ground Lease modifications which provide for substantially reduced rent for the year 2002, and an extension of the term to November 30, 2098, and (iv) agreed to complete the property improvement plans ("PIPs") required by Marriott International at the properties by no later than November 30, 2003.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


Partnership Allocations and Distributions

Partnership allocations and distributions are generally made as follows:

         a. Cash available for distribution for each fiscal year will be distributed quarterly as follows: (i) 99% to the limited partners and 1% to the General Partner (collectively, the "Partners") until the Partners have received, with respect to such fiscal year, an amount equal to the Partners' Preferred Distribution (10% of the excess of original cash contributions over cumulative distributions of net refinancing and sales proceeds ("Capital Receipts") on an annualized basis); and (ii) remaining cash available for distribution will be distributed as follows, depending on the amount of Capital Receipts previously distributed:

                  (1) 99% to the limited partners and 1% to the General Partner, if the Partners have received aggregate cumulative distributions of Capital Receipts of less than 50% of their original capital contributions; or

                  (2) 90% to the limited partners and 10% to the General Partner, if the Partners have received aggregate cumulative distributions of Capital Receipts equal to or greater than 50% but less than 100% of their original capital contributions; or

                  (3) 80% to the limited partners and 20% to the General Partner, if the Partners have received aggregate cumulative distributions of Capital Receipts equal to 100% or more of their original capital contributions.

         b. Refinancing proceeds and sale proceeds from the sale or other disposition of less than substantially all of the assets of the partnership will be distributed (i) 99% to the limited partners and 1% to the General Partner until the Partners have received the then outstanding Partners' 12% Preferred Distribution, as defined, and cumulative distributions of Capital Receipts equal to 100% of their original capital contributions; and (ii) thereafter, 80% to the limited partners and 20% to the General Partner.

         c. Sale proceeds from the sale of substantially all of the assets of the partnership will be distributed to the Partners pro-rata in accordance with their capital account balances as adjusted to take into account gain or loss resulting from such sale.

         d. Net profits for each fiscal year generally will be allocated in the same manner in which cash available for distribution is distributed. Net losses for each fiscal year generally will be allocated 99% to the limited partners and 1% to the General Partner.

         e. Gains recognized by the partnership generally will be allocated in the following order of priority: (i) to those Partners whose capital accounts have negative balances until such negative balances are brought to zero; (ii) to all Partners up to the amount necessary to bring the Partners' capital account balances to an amount equal to their pro-rata share of the Partners' 12% Preferred Distribution, as defined, plus their Net Invested Capital, as defined; and (iii) thereafter, 80% to the limited partners and 20% to the General Partner.

         f. For financial reporting purposes, profits and losses are allocated among the Partners based on their stated interests in cash available for distribution.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


Going Concern Uncertainty, Liquidity and Financing Requirements

Adequate liquidity and capital are critical to the ability of the partnership to continue as a going concern. The partnership has experienced declining operations during the last five years. This decline was exacerbated by the September 11, 2001 terrorist attacks, which have hurt the hospitality industry in general. If operating results do not significantly improve in 2002, it is unlikely the partnership will have sufficient cash flow from current operations to make the required debt service payments for 2002. These factors and those discussed below raise substantial doubt about the partnership's ability to continue as a going concern.

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

Based upon forecasts provided by Sage, the partnership is projecting improved results for 2002 over 2001. Partnership cash, including $3.1 million held in lender reserve accounts, totaled over $4.7 million at December 31, 2001. Along with forecasted operating cash flow, partnership cash, and reserves held by the lender, the partnership expects to be able to meet debt service during 2002. However, this will require both improved results, of which there can be no assurance, and maintaining a debt service reserve at levels below lender requirements.

The lack of available funds from operations over the past several years has also delayed room refurbishments at the Inns. Based upon information provided by Sage, the capital expenditure needs for the next two years for the Inns are estimated to total approximately $19 million. As indicated above, the partnership is required to provide evidence by no later than November 30, 2003 that at least $23 million has been set aside to complete a portion of these capital improvements. If the capital improvements are not completed, the Franchise Agreement could be terminated and the Inns could be prohibited from operating as "Fairfield Inn by Marriott". If this were to occur, the partnership would seek to become part of a comparable, nationally recognized hotel system in order to continue to comply with the obligations under its loan documents. If the partnership is unable to retain another nationally recognized brand, it could significantly impair its revenues and cash flow, and result in a default under its loan agreement.

Based upon information provided by Sage, the estimated capital expenditure shortfall in available funds by the end of 2003 will be approximately $1.8 million.

For the years ended December 31, 2001, 2000 and 1999, the partnership contributed $5,828,000, $5,987,000, $6,516,000, respectively, to the property improvement fund. However, the partnership's property improvement fund became insufficient beginning in 1999. Therefore, in 2001, 2000 and 1999 the partnership deposited $2.5 million, $2.4 million, and $2.4 million, respectively to the property improvement fund to cover the capital expenditure shortfall. The shortfall is primarily due to room refurbishments, which are planned for a majority of the partnership's Inns in the next several years. However, cash from 2002 operations will be reserved to cover the shortfall. Therefore, no cash is expected to be available for distribution to the partners in 2002.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The partnership records are maintained on the accrual basis of accounting and its fiscal year coincides with the calendar year.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally 30 years for building, leasehold and land improvements, and 4 to 10 years for furniture and equipment. All property and equipment is pledged as security for the mortgage debt.

The partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties will be less than their net book value. If a property is impaired, its basis is adjusted to its estimated fair value. In 1999 and 2000, the Inns located in Lansing, Illinois; Charlotte-Northeast, North Carolina; Johnson City, Tennessee; Raleigh and Charlotte Airport, North Carolina, and Columbus North, Ohio experienced declining cash flows, primarily due to additional competition in their local markets. In 2001, inns located in Greenville, South Carolina; Atlanta-Southlake, Georgia; and Atlanta - Peachtree Corners, Georgia also experienced declining cash flows due to additional competition in their local markets. An additional impairment charge was also taken in 2001 on the inns located in Charlotte-Northeast and Charlotte Airport, North Carolina; and in Lansing, Illinois. As a result, during 2001, 2000 and 1999, the partnership concluded that these Inns were impaired and adjusted their basis to their estimated fair market value. The partnership recorded an impairment charge of $3,808,000 in 2001, $8,127,000 in 2000, and $2,843,000 in 1999.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with the mortgage debt refinancing and are amortized over the term of the Mortgage Debt. The partnership incurred $4,864,000 of financing costs in connection with the Mortgage Debt. The financing costs are being amortized using the straight-line method, which approximates the effective interest method, over the ten year term of the Mortgage Debt. At December 31, 2001 and 2000, accumulated amortization of deferred financing costs totaled $2,413,000 and $1,927,000, respectively.

Restricted Cash

The partnership was required to establish certain reserves pursuant to the terms of the mortgage debt. These are fully discussed in Footnote 5.

Cash and Cash Equivalents

The partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Inventory

Inventory consists primarily of linen, which is stated at the lower of cost or market.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


Ground Rent

The Land Leases include scheduled increases in minimum rents per property. These scheduled rent increases, which were included in minimum lease payments, were recognized by the partnership on a straight-line basis over the first ten years of the leases. The adjustment included in ground rent expense and Due to Marriott International, Inc. and affiliates to reflect minimum lease payments on a straight-line basis was a decrease of $12,000 for the year ended December 31, 2000 and $218,000 for each of the years ended December 31, 1999 and 1998. Deferred straight-line ground rent as of December 31, 1999 was $12,000. At year end 2000, all deferred straight-line ground rent had been recognized. For the remaining life of the leases, the minimum rentals are adjusted every five years based on changes in the Consumer Price Index, and are expensed as incurred.

In addition, ground rent of $1,114,000 and $1,082,000 was deferred at December 31, 2001 and 2000, respectively. For a full discussion see Note 6.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the partnership does not pay income taxes, but rather, allocates profits and losses to the individual Partners. Significant differences exist between the net loss for financial reporting purposes and the net loss as reported in the partnership's tax return.

Recently Issued Accounting Standards

On January 1, 2001, the partnership was required to adopt Statement of Financial Accounting Standards "SFAS" No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. The partnership has no derivatives, therefore there was no effect from this Statement on the partnership's financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the partnership's financial statements.

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

New Accounting Standards

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144. "Accounting for Impairment or Disposal of Long-Lived Assets" which replaces SFAS No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard provides guidance beyond that previously specified in Statement 121 to determine when a long-lived asset should be classified as held for sale, among other things. This Statement is effective for fiscal years beginning after December 15, 2001. It is not expected that the implementation of the statement will have a material effect on the partnership.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                             2001         2000
                                                             ----         ----

   Land and improvements                                  $13,425      $14,873
   Building and leasehold improvements                    157,931      169,454
   Furniture and equipment                                 66,192       74,374
   Construction in progress                                   491        3,077
                                                        ---------    ---------
                                                          238,039      261,778

   Less accumulated depreciation and amortization       (128,000)    (139,765)
                                                        ---------    ---------


                                                        $ 110,039    $ 122,013
                                                        =========    =========


In December 2001, the partnership committed to a plan to place eight Inns on the market for potential sale and is attempting to sell such Inns, with the approval of its mortgage lender. The eight Inns are located in Montgomery, Alabama; Orlando South, Florida; Atlanta Southlake, Georgia; Chicago Lansing, Illinois; Charlotte Airport, North Carolina; Charlotte Northeast, North Carolina; Raleigh Northeast, North Carolina; and Columbus North, Ohio. Each of these Inns is carried at the lower of cost or fair value less cost to sell. No depreciation expense has been taken on these Inns since they were committed to be sold.

The partnership's mortgage debt permits sales of inns only if U.S. government securities in specified amounts are substituted as collateral for the benefit of the mortgage lender. The partnership is currently seeking an amendment to the loan agreement to obtain a waiver of this provision in order to allow proceeds, if any, from the sale of certain inns to be applied to reduce the outstanding balance on the mortgage loans, which will reduce debt service commensurately. However, the proceeds of sales may not be sufficient to satisfy required prepayment minimums.

In connection with the new franchise agreements, Marriott International will allow the partnership to sell up to five of eight inns without paying a termination fee, if the sales occur within 18 months of the date of the new franchise agreements. The net book value of the eight inns at December 31, 2001 of $5.7 million has been classified as "Properties Held for Sale" in the accompanying balance sheet.


NOTE 4. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):


                                              As of December 31, 2001               As of December 31, 2000
                                           Estimated                              Estimated
                                            Carrying             Fair              Carrying             Fair
                                             Amount             Value               Amount              Value
                                             ------             -----               ------              -----
    Mortgage debt                           $148,850          $123,511            $153,569           $135,033
    Incentive management fee due to           $   --            $   --             $ 2,849             $  194
     Fairfield FMC Corporation


The estimated fair value of the mortgage debt obligation is based on the expected future debt service payments discounted at estimated market rates. Incentive management fees due to the Manager were valued based on the expected future payments from operating cash flow discounted at estimated risk adjusted rates. In connection with the litigation

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


settlement agreement, the Manager forgave $23.5 million of deferred incentive management fees payable as of December 31, 2000, which is included as an extraordinary gain on the statement of operations for 2000. As a result of the termination of the partnership's management agreement with Fairfield FMC Corporation, the remaining incentive management fees owed of $4.9 million were not due in accordance with the management agreement with Fairfield FMC Corporation.


NOTE 5. DEBT

Mortgage Debt

In 1997, the partnership's mortgage debt was refinanced and increased to $165.4 million. The mortgage debt is non-recourse, bears interest at a fixed rate of 8.40% and requires monthly payments of $1.4 million of principal and interest based upon a 20-year amortization schedule for a 10-year term expiring January 11, 2007. Thereafter, until the final maturity date of January 11, 2017, interest is payable at an adjusted rate, and all excess cash flow is applied toward principal amortization. The lender securitized the loan through the issuance and sale of commercial mortgage backed securities.

The mortgage premium of $3.5 million is being amortized based on a 20-year amortization schedule for a 10-year term expiring January 11, 2007. Accumulated amortization of the mortgage premium at December 31, 2001 and 2000 was $1,737,000 and $1,387,000, respectively, resulting in an unamortized balance of $1,763,000 and $2,113,000, respectively.

Principal amortization of the Mortgage Debt at December 31, 2001 is as follows (in thousands):

           2002                                                     $ 4,756
           2003                                                       5,177
           2004                                                       5,602
           2005                                                       6,132
           2006                                                       6,675
           Thereafter                                               118,745
                                                                  ----------
                                                                    147,087
           Mortgage premium                                           3,500
           Accumulated amortization of mortgage premium             (1,737)
                                                                  ----------

           Net premium                                                1,763
                                                                  ----------
           Total mortgage debt                                     $148,850
                                                                  ==========


The mortgage debt is secured by first mortgages on all of the Inns, the land on which they are located, or an assignment of the partnership's interest under the Land Leases, including ownership interest in all improvements thereon, fixtures and personal property related thereto.

Reserves

The partnership was required by the lender to establish various reserves for capital expenditures, working capital, debt service and insurance needs.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


The balances in those reserves as of December 31 are as follows (in thousands):

                                                       2001          2000
                                                       ----          ----

       Debt service reserve                          $1,792        $4,873
       Supplemental debt service reserve                 --         1,440
       Working capital reserve                          677           677
       Taxes and insurance reserve                      532           300
       Ground rent reserve                              126           225
       Condemnation reserve                              --           211
                                                     ------        ------

       Total restricted cash                         $3,127        $7,726
                                                     ======        ======


The partnership is required to deposit two months' debt service payments, or $2,850,000, into a debt service reserve. The partnership was also required to establish a ground rent reserve, which is adjusted annually to equal one month's anticipated ground rent. The partnership's loan agreement requires that if a single downgrade of Marriott International's debt occurs, the partnership is required to contribute an additional month's debt service payment to the debt service reserve which was over funded in 2000 by $598,000 due to timing and under funded in 2001 by $2,483,000. In addition, pursuant to the terms of the mortgage debt subsequent to a downgrade of Marriott International's debt, the partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes (the "Tax and Insurance Escrow Reserve") for each mortgaged property. During 1998, Orange County in Florida (the "County") paid the partnership $197,000 for a portion of the land in front of the Orlando South Fairfield Inn in Orlando, Florida. The funds were placed in an escrow account and shown as the condemnation reserve. During 2001, the County made its final resolution on the value of the land. The partnership received an additional $150,000, which was initially placed into the condemnation reserve. The entire balance of the condemnation reserve account was then transferred into the debt reserve account in accordance with the terms of the Amended Loan Agreement.

In addition, the partnership entered into a Working Capital Maintenance and Supplemental Debt Service Agreement ("Working Capital Agreement") with the Manager, effective January 13, 1997. As part of the Working Capital Agreement, the partnership agreed to furnish the Manager additional working capital to be deposited into a segregated interest bearing account (the "Working Capital Reserve"). The Working Capital Reserve is to be funded from Operating Profit, as defined, retained by or distributed to the partnership as such amounts become available, until the Working Capital Reserve reaches $670,000. The Working Capital Agreement also requires the funding of another segregated account for debt service shortfalls (the "Supplemental Debt Service Reserve"). This reserve is also to be funded out of Operating Profit, as defined, retained or distributed to the partnership as such amounts become available, until the Supplemental Debt Service Reserve reached $1,425,000. Interest earned on these reserve accounts was transferred to the partnership during first quarter 2001. The balance of the supplemental Debt Service Reserve was used to fund debt service during 2001. The Working Capital Agreement was terminated effective November 30, 2001, along with the termination of the Management Agreement with Fairfield FMC Corporation.


NOTE 6. LAND LEASES

The land on which 32 of the Inns are located is leased from Marriott International or its affiliates. The Land Leases expire on November 30, 2088 and provide that, other than in 2002, the partnership will pay annual rents equal to the greater of a specified minimum rent for each property or a percentage rent based on gross revenues of the Inn operated thereon. The minimum rentals are adjusted at various anniversary dates through 2000, as defined in the agreements. The minimum rentals are adjusted every five years for the remaining life of the leases based on changes in the Consumer Price Index. The percentage rent, which also varies from property to property, is fixed at predetermined percentages of gross revenues that increase over time.

On November 30, 2001, the partnership executed a ground lease amendment, which cancels the partnership's obligation to pay unpaid deferred ground rent for 2000 and 2001 in the amount of $2.2 million, reduces the minimum ground rent

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


from $2.8 million to $100,000 for 2002, and extends the term of the lease to November 30, 2098. Further, if by November 30, 2003 the partnership (i) receives a capital infusion (either by way of loan or otherwise) of not less than $23,000,000 in order to fund the completion of the PIPs, (ii) is diligently pursuing completion of the PIPs, and (iii) satisfies certain other conditions, the ground rent will be reduced through 2004 and the partnership will have an option to acquire the fee interest in the land for a price equal to $48,322,371. If the partnership does not meet these conditions, it will be a default under the Franchise Agreements, which would also constitute a default under the Land Leases. Accordingly, if the partnership does not meet these conditions, not only could it lose the right to operate its Inns as a "Fairfield Inn by Marriott", but the 32 Inns subject to a Land Lease could be lost to the ground lessor.

Minimum future rental payments during the term of the Land Leases as of December 31, 2001 are as follows (in thousands):

           Lease Year                       Minimum Rental
           ----------                       --------------

           2002..........................        $100
           2003..........................       2,825
           2004..........................       2,825
           2005..........................       3,048
           2006..........................       3,048
           Thereafter....................     653,620
                                              -------
                                             $665,466


Total rental expense on the Land Leases was $2,665,000 for 2001, $2,965,000 for 2000, and $2,742,000 for 1999.

In connection with the refinancing, beginning in 1997 until the Mortgage Debt is repaid, the payment of rental expense exceeding 3% of gross revenues from the 32 leased Inns in the aggregate shall be deferred in any fiscal year that cash flow is less than the regularly scheduled principal and interest payments on the Mortgage Debt. The deferral shall then be payable in the following year if cash flow is sufficient to pay the regularly scheduled principal and interest payments for the Mortgage Debt. Ground rent payable to Marriott International and its affiliates at December 31, 2001 and 2000 was $2,204,000 and $1,082,000, respectively, and is included in Due to Marriott International, Inc. and affiliates on the accompanying balance sheet. The amount of deferred ground rent waived as a result of the ground lease amendment will be recognized as a reduction in ground rent expense over the remaining life of the new lease term, since it represents a new operating lease as of November 30, 2001, for accounting purposes.

Under the leases, the partnership pays all costs, expenses, taxes and assessments relating to the Inns and the underlying land, including real estate taxes. Each Land Lease provides that the partnership has a first right of refusal in the event the applicable ground lessor decides to sell the leased premises. Upon expiration or termination of a Land Lease, title to the applicable Inn and all improvements reverts to the ground lessor.


NOTE 7. MANAGEMENT AGREEMENT

Through November 30, 2001, the partnership was a party to a long-term management agreement (the "Management Agreement") with the Manager. This agreement was terminated and Sage Management Resources III, LLC ("Sage"), an affiliate of Sage Hospitality Resources, LLC, was retained as the New Manager effective November 30, 2001. See discussion of new management agreement below.

In conjunction with the 1997 mortgage refinancing, the initial term of the Management Agreement was extended ten years to December 31, 2019. The Manager had the option to renew the Management Agreement as to one or more of the Inns at its option, for up to four additional 10-year terms plus one five-year term. The Manager was paid a base management fee equal to 2% of gross Inn revenues and a Fairfield Inn system fee equal to 3% of gross Inn revenues. In addition, the Manager was entitled to an incentive management fee equal to 15% of Operating Profit as defined, increasing to 20% after the Inns had achieved total Operating Profit during any 12 month period equal to or greater than $33.9 million. As of December 31, 2001, operating profit did not exceed

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


$33.9 million. The incentive management fee with respect to each Inn was payable out of 50% of cash flow from operations remaining after payment of ground rent, debt service, partnership administrative expenses and the owner's priority return, as defined.

In accordance with the Management Agreement, incentive management fees earned through 1992 were waived by the Manager. Incentive management fees earned after 1992 accrued and were payable as outlined above or from Capital Receipts. Due to the litigation settlement agreement (see Note 10), $23,483,000 of deferred incentive management fees were waived by the Manager in 2000. As a result, the partnership recognized an extraordinary gain for this amount in 2000. During 2001, 2000, and 1999, the Manager deferred $2,036,000, $2,849,130 and $2,775,000 of incentive management fees, respectively. In connection with the termination of the Management Agreement with Fairfield FMC Corporation, $2,036,000 and $2,849,130 of incentive fees earned in 2001 and 2000, respectively, were no longer due under the terms of the Management Agreement. Deferred incentive fees of $2,849,130 related to 2000, net of a $500,000 payment to the Manager, have been reflected in the 2001 statement of operations in the line titled Termination of Management Agreement.

The Manager was required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all managed or owned Inns in the Fairfield Inn by Marriott hotel system. Costs and expenses incurred in providing such services were allocated among all domestic Fairfield Inn by Marriott hotels managed, owned or leased by Marriott International or its subsidiaries, based upon one or a combination of the following: (i) percent of revenues, (ii) total number of hotel rooms, (iii) total number of reservations booked, and (iv) total number of management employees. The Inns also participated in Marriott International's Marriott Rewards Program ("MRP"). The cost of this program was charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP revenues at each hotel. The total amount of chain services and MRP costs allocated to the partnership for the years ended December 31, 2001, 2000 and 1999 was $1,664,000, $1,691,000, and $1,773,000, respectively. In addition, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, marketing, sales, promotional and public relations materials and programs. Each Inn within the system contributes approximately 2.4% of gross Inn revenues to the marketing fund. For the years ended December 31, 2001, 2000 and 1999, the partnership contributed $1,924,000, $2,526,000, and $2,262,000, respectively, to the marketing fund.

Pursuant to the terms of the Management Agreement, the partnership was required to provide the Manager with working capital and supplies to meet the operating needs of the Inns. The Manager converted cash advanced by the partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which were maintained and controlled by the Manager. This advance earns no interest and remained the property of the partnership throughout the term of the Management Agreement. The partnership was required to advance upon request of the Manager any additional funds necessary to satisfy the needs of the Inns as their operations required from time to time. Upon termination of the Management Agreement, the Manager returned to the partnership all unused working capital and supplies. The individual components of working capital (including inventory) and supplies controlled by the Manager are not reflected in the partnership's balance sheet. At the inception of the partnership, $1,000,000 was advanced to the Manager for working capital and supplies which was included in Due from Marriott International, Inc. and affiliates in the accompanying balance sheet. Effective with the termination of the Management Agreement, the working capital was turned over to the new manager and represents inventory.

The Management Agreement provided for the establishment of a property improvement fund for the Inns to cover (a) the cost of certain non-routine repairs and maintenance to the Inns, which are normally capitalized; and (b) the cost of replacements and renewals to the Inns' property and improvements. Contributions to the property improvement fund were based on a percentage of gross revenues of each Inn equal to 7%. During 2000, $416,000 of these contributions were reallocated to pay for debt service. For the years ended December 31, 2001, 2000 and 1999, the partnership contributed $5,828,000 $5,987,000, and $6,516,000, respectively, to the property improvement fund. However, if the Manager determined 7% exceeded the amount needed for making capital expenditures, then the Manager could adjust the incentive management fee calculation to exclude as a deduction in calculating incentive management fees up to one percentage point of contributions to the property improvement fund. No adjustment was necessary for 2000 and 2001.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


New Management Agreements

Effective November 30, 2001, the partnership retained Sage, an independent hotel management company, to manage its inns under separate management agreements for each inn.

The management agreements have a term of five years and provide that the inns will be operated as part of the Fairfield Inn by Marriott franchise system and that Sage will be responsible for the day-to-day operation of the inns. The partnership has the right to terminate a management agreement under certain circumstances, including a change in control of Sage, the sale of all the Inns (in which event a termination fee may be payable) or Sage's failure to achieve certain performance levels during the third year of the agreement, unless such failure is due to circumstances beyond Sage's control. Sage may terminate a management agreement under certain circumstances, including the partnership's failure to provide sufficient working capital for the operation of an inn.

Sage receives a base management fee under the management agreements in the aggregate equal to 3% of adjusted gross revenue, and an incentive management fee equal to 10% of the excess of earnings before interest, taxes, depreciation and amortization of all the inns during the applicable fiscal year ("EBITDA") over
(i) $25,000,000, to be adjusted if an inn is no longer managed by Sage (during the first three years of the management agreements) and (ii) 107.5% of the greater of (x) $25,000,000 and (y) the prior year's EBITDA (during the last two years of the management agreements). The right to continue to manage and operate the inns shall be subordinate to the mortgage. The incentive management fee shall be subordinate in payment to the mortgage debt. The total fees and expenses payable by the partnership under the new franchise agreements and the new management agreements, exclusive of the incentive management fee payable to Sage, will not exceed the amount that was paid to Fairfield FMC Corporation under the previous management agreement.

The partnership is required to provide Sage with working capital sufficient to meet all disbursements and operating expenses necessary to permit the uninterrupted and efficient operation of the inns. Sage may request additional contributions to working capital if any additional funds are necessary to satisfy the needs of the inns as their operations may require from time to time. Each year, Sage will provide the partnership with an annual budget with detailed estimates for each month. Sage will also provide the partnership with monthly financial statements and reports.

The partnership is also required to establish a reserve account to cover expenditures for capital improvements and replacement of furniture, fixtures and equipment for the Inns. Contributions to the account will be made on a monthly basis in an amount equal to 7% of gross monthly revenues for the Inns. If funds are insufficient to meet required monthly contributions to the reserve account, the partnership is required to provide additional funds.

If the partnership's earnings before interest, taxes, depreciation, and amortization is not at least $25 million for the calendar year 2004 (subject to certain exceptions), the partnership has the right to terminate Sage.

During 2001, the partnership advanced to Sage amounts totaling $868,000 in order to fund expenses incurred related to Sage's transition as the new manager. The partnership and Sage entered into a Promissory Note Agreement ("Note") whereby these advances would be repaid by Sage on a monthly basis beginning February 1, 2002 in an amount equal to 50% of the previous months management fees until the
Note is paid in full. The advances accrue interest at a rate of 12%. Interest income on these advances was $23,000 for the year ending December 31, 2001.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 8.  FRANCHISE AGREEMENTS

Effective November 30, 2001, the partnership entered into franchise agreements with Marriott International for each inn, which permitted the partnership to continue to use the Fairfield Inn by Marriott brand.

Under the new franchise agreements, the partnership will pay the following fees for each inn:

     o a $10,000 non-refundable application fee per inn to cover Marriott International's application processing expenses;

     o    a royalty fee of 4% of gross room revenue;

     o    a marketing fund contribution of 2.5% of gross room revenue;

     o a reservation system fee equal to 1% of gross room revenue, plus $3.50 for each reservation confirmed and a communications support fee of $379 per month for each inn;

     o a property management system fee of $323 per month for each inn plus an additional $30 per month for each inn to access the Marriott intranet site; and

     o    training and software charges.

In addition, the partnership is required to deposit 7% of each inn's gross monthly revenues into an escrow account to be applied towards capital improvements. Each new franchise agreement will include a termination fee to Marriott International if the franchise for a particular inn is terminated. To facilitate a potential sale, the partnership will not be required to pay the termination fee on five of eight specified inns if the inns are sold within 18 months of the date of the franchise agreements. Each franchise agreement has a 10-year term. The partnership has the option to renew each agreement for two additional five-year periods subject to its successful maintenance of brand standards and compliance with all of the material terms of the agreement.

Marriott International may terminate the franchise agreements under certain circumstances, including the partnership's failure to operate an inn under the Fairfield Inn by Marriott brand, certain transfers of an interest in the partnership and the partnership's failure to complete required upgrading and remodeling of the inns.

If the Property Improvement Plans, required by Marriott International, are not completed by November 30, 2003, it will be considered an event of default under the new franchise agreements.

As a condition to entering into the franchise agreements, an affiliate of the partnership's general partner has guaranteed the partnership's obligations to pay the termination fees that may come due under the agreements up to a maximum of $25 million, and up to a maximum of $10 million on the partnership's other obligations under the agreements.


NOTE 9. RELATED PARTY TRANSACTIONS

The partnership pays Winthrop Financial Associates, an affiliate of the general partner, a monthly fee of $30,000 to cover various administrative services provided on the partnership's behalf. For the year ended December 31, 2001, $120,000 was expensed for these services.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 10. LITIGATION

In March 2000, the Defendants entered into a settlement agreement with counsel for the plaintiffs to resolve litigation in seven partnerships, including the partnership. Under the terms of the settlement, the Defendants paid $18,809,103 in cash in exchange for dismissal of the litigation and a complete release of all claims in October 2000. Each limited partner received $152 per Unit. In addition to the Defendants' cash payments, Fairfield FMC Corporation forgave $23,483,000 of deferred management fees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

         The partnership has no directors or executive officers. The general partner of partnership is AP-Fairfield GP LLC, a Delaware limited liability company. The general partner manages and controls substantially all of the partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2001, the names of the executive officers of manager of the general partner and the position held by each of them, are as follows:


                           Position Held with the       Has Served as a Director
Name                          General Partner               or Officer Since
----                          ---------------               ----------------

Michael L. Ashner       Chief Executive Officer and
                        Director                                   8-01

Thomas C. Staples       Chief Financial Officer                    8-01

Peter Braverman         Executive Vice President                   8-01

Carolyn Tiffany         Chief Operating Officer                    8-01


         Michael L. Ashner, age 49, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA"), an affiliate of the general partner, since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner currently serves as a director of Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

         Thomas C. Staples, age 46, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 50, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries.

         Carolyn Tiffany, age 35, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. In addition, each of the foregoing officers and directors hold similar positions with Newkirk MLP Corp., GFB-AS Manager Corp. and AP-PCC III, L.P., entities that through one or more subsidiaries manage over 200 limited partnerships that hold title to real property including, commercial properties, residential properties and assisted living facilities.

         Except as indicated above, neither the partnership nor the general partner has any significant employees within the meaning of Item 401(c) of Regulation S-K. There are no family relationships among the officers and directors of the general partner.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the partnership under Rule 16a-3(e) during the partnership's most recent fiscal year and Forms 5 and amendments thereto furnished to the partnership with respect to its most recent fiscal year, the partnership is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.


ITEM 11. EXECUTIVE COMPENSATION

         The partnership is not required to and did not pay remuneration to the officers and directors of its general partner. Certain officers and directors of the general partner receive compensation from the general partner and/or its affiliates (but not from the partnership) for services performed for various affiliated entities, which may include services performed for the partnership; however, the general partner believes that any compensation attributable to services performed for the partnership are immaterial. See also "Item 13. Certain Relationships and Related Transactions."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Security Ownership of Certain Beneficial Owners.

         Except as set forth below, no person or group is known by the partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2002:

            Name of Beneficial Owner     Number of Units owned       % of Class
            ------------------------     ---------------------       ----------

          AP-Fairfield LP, LLC(1)                18,424                22.11%


(1) The principal business address of the listed entity, which is an affiliate of the general partner, is 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.

         (b)  Security Ownership of Management.

         At March 1, 2002, AP-Fairfield LP, LLC, an affiliate of the general partner, owned 18,424 Units representing approximately 22.11% of the total number of Units outstanding. Neither the general partner, nor any officer, director, manager or member thereof, or any of their affiliates owned any Units.

         (c)  Changes in Control.

         There exists no arrangement known to the partnership the operation of which may at a subsequent date result in a change in control of the partnership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The partnership pays Winthrop Financial Associates, an affiliate of the general partner, a monthly fee of $30,000 to cover various administrative services provided on the partnership's behalf. For the year ended December 31, 2001, $120,000 was expensed for these services.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements: see Index to Financial Statements in Item 8.

(a) (2)  Financial Statement Schedule:

         Schedule III - Real Estate and Accumulated Depreciation

(a) (3)  Exhibits:

         See Exhibit Index

(b)      Reports on Form 8-K:

         The partnership filed the following reports on Form 8-K during the last quarter of the fiscal year:

         A Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 18, 2001 with respect to the modifications to the Franchise Agreement, Ground Leases and the entering into of the Management Agreements. (Item 1-Other Matters).

                                                                    SCHEDULE III

                  Fairfield Inn by Marriott Limited Partnership
                    Real Estate and Accumulated Depreciation
                             As of December 31, 2001
                                 (in thousands)


                                                    Initial Costs
                                ---------------------------------------------------------          Leasehold,
                                        Buildings and     Subsequent     Properties Held         Buildings and           Accumulated
Description        Encumbrances   Land   Improvements  Costs Capitalized     For Sale      Land   Improvements   Total  Depreciation

50 Fairfield Inns    $148,850   $14,873    $159,615         $13,046         $(16,178)    $13,425    $157,931   $171,356    $70,065


                             Date of
                          Completion of       Date       Depreciable
                          Construction      Acquired         Life

50 Fairfield Inns           1987-1990      1989-1990     20-30 years


Notes:

(a)  Reconciliation of Real Estate:
                                                            1999              2000             2001
                                                         --------------------------------------------
     Balance at beginning of year                        $ 191,024         $ 188,578        $ 184,327
     Capital Expenditures                                    6,153             3,876            7,015
     Dispositions/Reclassifications                         (5,756)                -                -
     Impairment Loss                                        (2,843)           (8,127)          (3,808)
     Properties Held for Sale                                    -                 -          (16,178)
                                                         --------------------------------------------
     Balance at end of year                              $ 188,578         $ 184,327        $ 171,356
                                                         ============================================

(b)  Reconciliation of Accumulated Deprciation

     Balance at beginning of year                         $ 56,029          $ 64,740         $ 73,375
     Depreciation                                            8,711             8,635            8,665
     Properties Held for Sale                                    -                 -          (11,975)
                                                         --------------------------------------------
     Balance at end of year                               $ 64,740          $ 73,375         $ 70,065
                                                          ===========================================


c    The aggregate cost of land, buildings, improvements and properties held for sale for Federal income tax purposes is approximately $212.9 million at December 31, 2001.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                                By:  AP-Fairfield GP LLC
                                     General Partner

                                     By:  AP-Fairfield Manager Corp.
                                          Manager


     Dated: March 29, 2002                By:  /s/ Michael L. Ashner
                                              ----------------------
                                                   Michael L. Ashner
                                                   President and Director
                                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.



     Dated: March 29, 2002      By: /s/ Michael L. Ashner
                                    ---------------------
                                        Michael L. Ashner
                                        President and Director
                                        (Principal Executive Officer)



     Dated: March 29, 2002      By: /s/ Thomas Staples
                                    ------------------
                                        Thomas Staples
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)

                                  EXHIBIT INDEX

     No.     Exhibit                                                                                         Page
     ---     -------                                                                                         ----

     2.1     Amended and Restated Agreement of Limited Partnership of Fairfield Inn by Marriott Limited       (1)
             Partnership by and among Marriott FIBM One Corporation (General Partner), Christopher, G.
             Townsend (Organizational Limited Partner), and those persons who become Limited Partners
             (Limited Partners) dated July 31, 1990.

     2.2     First Amendment to Amended and Restated Agreement of Limited Partnership dated as of December    (2)
             28, 1998.

    10.1     Loan Agreement between Fairfield Inn by Marriott Limited Partnership and Nomura Asset Capital    (1)
             Corporation dated January 13, 1997.

    10.2     Secured Promissory Note made by Fairfield Inn by Marriott Limited Partnership (the "Maker")      (1)
             to Nomura Asset Capital Corporation (the "Payee") dated January 13, 1997.

    10.3     Form of Ground Lease                                                                             (1)

     12.     Statements re: Computation of Ratio of Earnings to Fixed Charges                                 51

     99.     Confirmation of Receipt of Assurances from Arthur Anderson LLP                                   52


(1) Incorporated by reference to the Registrant's Form 10 filed on January 29, 1998.

(2) Incorporated by reference to the Registrant's Form 10/A filed on April 11, 2001