Form 10-Q
period 2002-03-31
FAIRFIELD INN BY MARRIOTT LTD PARTNERSHIP
filed 2002-05-15
CIK 855103

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


For the Quarter Ended March 31, 2002                 Commission File No. 0-16728


                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                52-1638296
         --------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


          P.O. Box 9507, 7 Bulfinch Place - Suite 500, Boston, MA 02114
          -------------------------------------------------------------
                    (Address of principal executive offices)


                                 (617) 570-4600
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

================================================================================

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

================================================================================



                                TABLE OF CONTENTS

                                                                                                     PAGE NO.
                                                                                                     --------
PART I - FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Condensed Balance Sheets as of March 31, 2002 and December 31, 2001                              3

         Condensed Statements of Operations - Quarter Ended March 31, 2002
                  and Twelve Weeks Ended March 23, 2001                                                   4

         Condensed Statements of Cash Flows - Quarter Ended March 31, 2002
                  and Twelve Weeks Ended March 23, 2001                                                   5

         Notes to Condensed Financial Statements                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                      12


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               13

SIGNATURES                                                                                               14


                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         March 31,       December 31,
                                                                           2002             2001
                                                                      ---------------  ----------------
                                                                        (unaudited
ASSETS

     Property and equipment, net                                         $  107,594       $   110,039
     Property held for sale                                                   5,709             5,709
     Deferred financing costs, net of accumulated amortization                2,329             2,451
     Due from manager                                                           455             1,069
     Inventory                                                                1,000             1,000
     Property improvement fund                                                6,510             5,220
     Restricted cash                                                          1,004             3,127
     Cash and cash equivalents                                                2,401             1,597
                                                                         ----------       -----------

                                                                         $  127,002       $   130,212
                                                                         ==========       ===========

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
     Mortgage debt                                                       $  147,569       $   148,850
     Due to Marriott International, Inc., affiliates and other                2,740             2,503
     Accounts payable and accrued liabilities                                 3,469             3,660
                                                                         ----------       -----------

         Total Liabilities                                                  153,778           155,013
                                                                         ==========       ===========

PARTNERS' DEFICIT
     General Partner                                                           (218)             (198)
     Limited Partners                                                       (26,558)          (24,603)
                                                                         ----------       -----------

         Total Partners' Deficit                                            (26,776)          (24,801)
                                                                         ----------       -----------

                                                                         $  127,002       $   130,212
                                                                         ==========       ===========








                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)

                                                               Quarter Ended        Twelve Weeks Ended
                                                                 March 31,            March 23, 2001
                                                                   2002
                                                             ------------------    ---------------------
REVENUES
     Rooms                                                       $   17,718               $  17,767
     Other inn revenues                                                 306                     362
     Other revenues                                                      --                     656
                                                                 ----------               ---------
                                                                     18,024                  18,785
                                                                 ----------               ---------
OPERATING EXPENSES
     Rooms                                                            5,968                   5,717
     Other department costs and expenses                                279                     287
     Selling, administrative and other                                6,049                   6,082
     Depreciation                                                     2,445                   2,666
     Ground rent, taxes and other                                     1,654                   2,342
     Incentive management fee                                            --                     416
     Fairfield Inn system fee                                            --                     544
     Base management fee                                                548                     363
                                                                 ----------               ---------
                                                                     16,943                  18,417
                                                                 ----------               ---------

OPERATING PROFIT                                                      1,081                     368
     Interest expense                                                (3,110)                 (2,919)
     Interest income                                                     54                     157
                                                                 ----------               ---------

NET LOSS                                                         $   (1,975)              $  (2,394)
                                                                 ==========               =========

ALLOCATION OF NET LOSS
     General Partner                                             $      (20)              $     (24)
     Limited Partners                                                (1,955)                 (2,370)
                                                                 ----------               ---------

                                                                 $   (1,975)              $  (2,394)
                                                                 ==========               =========

NET LOSS PER LIMITED PARTNER UNIT (83,337 Units)                 $      (23)              $     (28)
                                                                 ==========               =========






                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                              Quarter Ended         Twelve Weeks
                                                                March 31,         Ended March 23,
                                                                  2002                  2001
                                                             ----------------     -----------------
   OPERATING ACTIVITIES

        Net loss                                               $    (1,975)           $   (2,394)
        Depreciation                                                 2,445                 2,666
        Amortization of deferred financing costs                       122                   112
        Amortization of mortgage debt premium.                        (88)                   (81)
        Deferral of incentive management fee                            --                   416
        Changes in operating accounts                                1,590                  (276)
                                                                ----------            ----------

            Cash provided by operating activities                    2,094                   443
                                                                ----------            ----------

   INVESTING ACTIVITIES
        Additions to property and equipment                             --                (4,284)
        Change in property improvement fund                         (1,290)                2,630
                                                                ----------            ----------

            Cash used in investing activities                       (1,290)               (1,654)
                                                                ----------            ----------

   FINANCING ACTIVITIES
        Repayment of mortgage debt                                  (1,193)               (1,101)
        Change in restricted cash                                    1,193                   240
                                                                ----------            ----------

            Cash used in financing activities                           --                  (861)
                                                                ----------            ----------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    804                (2,072)

   CASH AND CASH EQUIVALENTS at beginning of period                  1,597                 7,702

   CASH AND CASH EQUIVALENTS at end of period                   $    2,401            $    5,630
                                                                ==========            ==========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid for mortgage interest                         $    3,081            $    3,174
                                                                ==========            ==========










                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION

Fairfield Inn by Marriott Limited Partnership, a Delaware limited partnership, owns 50 Fairfield Inn by Marriott properties (the "Inns") located in sixteen states within the contiguous United States. The Partnership leases the land underlying 32 of the inns from Marriott International, Inc. ("MII") and certain of its affiliates. Effective November 30, 2001, Sage Management Resources III, LLC ("Sage"), an affiliate of Sage Hospitality Resources, LLC, began providing management at the properties. Prior to such date, the Inns were managed by Fairfield FMC Corporation, a wholly-owned subsidiary of Marriott International, as part of the Fairfield Inn by Marriott hotel system under a long-term management agreement. Under Sage the Inns will continue to be operated under the Fairfield Inn by Marriott system.


2.   GOING CONCERN UNCERTAINTY, LIQUIDITY AND FINANCING REQUIREMENTS

Adequate liquidity and capital are critical to the ability of the partnership to continue as a going concern. Since 1996, annual revenues have declined each year, from $97.4 million in 1996 to $83.9 million in 2001. The operating profit has declined over the same period from a $17.3 million operating profit in 1996 to a $496,000 operating profit in 2001. The decline in Inn operations is primarily due to increased competition, over-supply of limited service hotels in the markets where the partnership's Inns operate, increased pressure on room rates, the deferral of capital improvements needed to make the Inns more competitive in their marketplaces because of a lack of funds, and a slowdown in the economy resulting in a softness in the lodging industry as a whole. Exacerbating this trend is the impact of the events of September 11, 2001 which have had a significant detrimental effect on the hospitality business in general and the Inns in particular as travel nationwide has severely decreased. Operating results will need to significantly improve in 2002 for the partnership to have sufficient cash flow from current operations to make the required debt service payments for the remainder of 2002. These factors and those discussed below raise substantial doubt about the partnership's ability to continue as a going concern. Accordingly, in connection with the audit of our December 31, 2001 financial statements, our auditors issued a going-concern modification to their opinion discussing such matters. These factors are ongoing; however, the partnership is working to address liquidity as discussed below.

Based upon forecasts provided by Sage, the partnership is projecting improved results for 2002 over 2001. Partnership cash, including $2.4 million and $3.1 million held in lender reserve accounts, totaled over $3.4 million and $4.7 million at March 31, 2002 and December 31, 2001, respectively. Along with forecasted operating cash flow, partnership cash, and reserves held by the lender, the partnership expects to be able to meet debt service for the remainder of 2002. However, this will require both improved results, of which there can be no assurance, and maintaining a debt service reserve at levels below lender requirements.

The lack of available funds from operations over the past several years has also delayed room refurbishments at the Inns. Pursuant to the terms of the franchise agreements, it is a default thereunder if the partnership fails to provide evidence by no later than November 30, 2003 that at least $23 million has been set aside to complete a portion of these capital improvements. Based upon information provided by Sage, the capital expenditure needs for the next two years for the Inns are estimated to total approximately $19 million. If the capital improvements are not completed, the Franchise Agreement could be terminated and the Inns could be prohibited from operating as "Fairfield Inn by Marriott". If this were to occur, the partnership would seek to become part of a comparable, nationally recognized hotel system in order to continue to comply with the obligations under its loan documents. If the partnership is unable to retain another nationally recognized brand, it could significantly impair its revenues and cash flow, and result in a default under its loan agreement.

Based upon information provided by Sage, the estimated capital expenditure shortfall in available funds at the end of 2003 will be approximately $1.8 million. As a result, any proposed capital expenditures exceeding the amount available in the property improvement fund will be deferred.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   GOING CONCERN UNCERTAINTY, LIQUIDITY AND FINANCING REQUIREMENTS (CONTINUED)


For the years ended December 31, 2001, 2000 and 1999, the partnership contributed $5,828,000, $5,987,000, $6,516,000, respectively, to the property improvement fund. For the quarter ended March 31, 2002 and the twelve weeks ended March 23, 2001, the partnership contributed $1,290,000 and $1,269,000, respectively, to the property improvement fund. However, the partnership's property improvement fund became insufficient beginning in 1999. Therefore, in 2001, 2000 and 1999 the partnership deposited $2.5 million, $2.4 million, and $2.4 million, respectively to the property improvement fund to cover the capital expenditure shortfall. The shortfall is primarily due to room refurbishments, which are planned for a majority of the partnership's Inns in the next several years. However, cash from 2002 operations will be reserved to cover the shortfall. Therefore, no cash is expected to be available for distribution to the partners in 2002 or the foreseeable future.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by the partnership. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed financial statements should be read in conjunction with the partnership's financial statements and notes thereto for the year ended December 31, 2001.

In the opinion of the partnership, the accompanying unaudited, condensed financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Partnership as of March 31, 2002, the results of its operations for the quarter ended March 31, 2002 and twelve weeks ended March 23, 2001, and its cash flows for the quarter ended March 31, 2002 and twelve weeks ended March 23, 2001. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations. In addition, the partnership changed its interim reporting periods to reflect calendar quarters beginning in 2002, rather than twelve-week periods as previously reported.

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


Recently Issued Accounting Standards

On January 1, 2001, the partnership adopted Statement of Financial Accounting Standards "SFAS" No. 133." The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. The partnership has no derivatives, therefore there was no effect from this Statement on the partnership's financial statements.

Financial Accounting Standards Board ("FASB") SFAS No. 141 "Business Combinations" requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the partnership's financial statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS No. 142 "Goodwill and Other Intangible Assets" addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective beginning January 1, 2002. This statement will not affect the partnership's financial statements.

SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard provides guidance beyond that previously specified in Statement 121 to determine when a long-lived asset should be classified as held for sale, among other things. This Statement is effective January 1, 2002. Implementation of the statement did not have a material effect on the partnership.


4.   AMOUNTS PAYABLE TO MARRIOTT INTERNATIONAL, INC.

The following table provides the significant expenses payable to Marriott International and its affiliates year-to-date through March 31, 2002 and March 23, 2001 (in thousands):

                                                  Year-to-Date as of
                                             March 31,          March 23,
                                               2002               2001
                                         -----------------    -------------

         Royalty fee                          $ 1,152           $    --
         Fairfield Inn system fee                  --               544
         Ground rent                               25               676
         Reservation costs                        177               640
         Marketing fund contribution               --               444
         Incentive management fee                  --               416
         Base management fee                       --               363
         Chain services allocation                 --               317
                                              -------           -------
                  Total                       $ 1,354           $ 3,400
                                              =======           =======


Amounts paid to Marriott International are significantly lower for the first quarter of 2002 as compared to the first quarter of 2001. This decrease is due to the termination of Fairfield FMC Corporation's, a Marriott International affiliate, management agreement with the partnership in 2001. Effective November 30, 2001, Sage, an unaffiliated third party, took over management responsibilities for the partnership's Inns. Also on November 30, 2001, the partnership entered into a new Franchise Agreement with Marriott International.

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


LIQUIDITY AND CAPITAL RESOURCES

Going Concern and Other Important Risk Factors: Adequate liquidity and capital are critical to the partnership's ability to continue as a going concern. The partnership's inns have experienced a substantial decline in operating results over the past several years. Since 1996, the partnership's annual revenues have declined each year, from $97.4 million in 1996 to $83.9 million in 2001. Further, operating profit has declined over the same periods from a $17.3 million operating profit in 1996 to a $496,000 operating profit in 2001. While rooms revenues were again below the comparable period in the previous year, both operating profits and net loss for the period improved over the prior year comparable period. Year-to-date, rooms revenues decreased $49,000 from $17.8 million in 2001 to $17.7 million in 2002. However, operating profits increased from $368,000 in 2001 to $1.1 million in 2002. Year to date, net loss decreased from $2.4 million in 2001 to $2.0 million in 2002.

In addition, the partnership has faced increasing needs to make substantial capital improvements to its inns to enable it to compete more effectively in the markets and to satisfy standards for the Fairfield Inn brand, as required by the franchise agreements. The partnership had approximately $2.4 million of unrestricted cash as of March 31, 2002. In addition, the partnership had approximately $6.5 million in its property improvement fund as of March 31, 2002.

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

The partnership had $147.6 million of mortgage debt outstanding as of March 31, 2002. The annual principal and interest debt service requirements are approximately $17 million. There can be no assurances that there is sufficient liquidity, including the availability of cash reserves, to fund operations and meet debt service for the remainder of 2002. Further, there can be no assurances that the partnership will be able to sustain improved operations, or obtain the additional financing that may be required to meet operating needs in the future, and make the necessary PIP's to avoid default under the partnership's franchise agreements with Marriott International. The above factors raise substantial doubt about the partnership's ability to continue as a going concern. Accordingly, in connection with the audit of our December 31, 2001 financial statements, our auditors issued a going-concern modification to their opinion discussing such matters.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

Also, as part of the restructuring plan, the partnership filed a Form S-1 Registration Statement, in which the partnership sought to offer its limited partners the right to purchase $23 million in subordinated notes due in 2007 (the "Offering"). The proceeds of the Offering, if made, are expected to be used for capital improvements at the Inns.

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

Partnership cash, including $2.4 million held in lender reserve accounts, totaled $3.4 million at March 31, 2002. Along with forecasted operating cash flow, partnership cash, and reserves held by the lender, at present the partnership anticipates that it will be able to meet debt service for the remainder of 2002. However, this will require improved results, of which there can be no assurance, and maintaining a debt service reserve at levels below lender requirements.

Principal Sources and Uses of Cash: The partnership's principal source of cash has been cash from operations. The partnership's principal uses of cash are to make debt service payments, fund the property improvement fund and maintain reserves required pursuant to the terms of the mortgage debt.

The partnership's cash and cash equivalents declined to $2,401,000 compared to $5,630,000 at March 23, 2001 but improved compared to $1,597,000 at December 31, 2001. The improvement from year end is due to $2,094,000 of cash provided by operating activities, which was partially offset by $1,290,000 of cash used in investing activities. Cash used in investing activities consisted of the contributions to the property improvement fund. Cash used in financing activities consisted of principal payments on the partnership's mortgage loan which were completely offset by the changes to the restricted cash reserves as required under the terms of the mortgage debt.

Shortfall in Funds Available for Capital Expenditures: In light of the age of the partnership's inns, which range from 12 to 15 years, major capital expenditures are required over the next several years in an effort to remain competitive in the markets where the partnership operates and to satisfy brand standards required by the franchise agreement. These capital expenditures include room refurbishments planned for 18 of the Inns over the next several years and the replacement of roofs, facades, carpets, wall vinyl and furniture. The capital expenditure needs for the partnership's inns for 2002 and 2003 are estimated to total approximately $19 million.

The cost of future capital expenditures for the partnership's inns is estimated to exceed available funds. The partnership's property improvement fund became insufficient to meet anticipated capital expenditures in 1999 and continued to be insufficient through 2001. To address this shortfall, the partnership deposited an additional $2.4 million into the property improvement fund during 1999 from its partnership cash beyond the required contributions. In addition, the contribution rate to the property improvement fund was increased to 7% of gross sales for 1997 and thereafter. The partnership contributed $1.3 million through the first quarters of 2002 and 2001, respectively, to the property improvement fund.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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


RESULTS OF OPERATIONS

Rooms Revenues. Rooms revenues decreased $49,000, or approximately 0.3% to $17.7 million for the first quarter of 2002 from $17.8 million for the first twelve week period in 2001, reflecting a 2.75 percentage point decrease in occupancy to 56.25%, and by the $1.66 decrease in average room rate to $52.02. These changes in occupancy and room rates caused a decrease in revenue per available room of 7.7% to $29.26. The decrease in average occupancy was primarily the result of increased competition in the economy segment and exacerbated by the continued effect of the September 11th terrorist attacks, which hurt the hospitality industry in general, and the deferral of capital improvements needed to make our inns more competitive in their marketplaces because of the lack of funds. The decrease in rooms revenues is not proportional to the decreases in occupancy and average room rate due to the change in interim reporting periods. Beginning January 1, 2002, the partnership changed its interim reporting periods to reflect calendar quarters, rather than twelve-week periods as previously reported. Therefore, the first quarter of 2002 reflects 90 revenue days compared to 82 revenue days for the first quarter of 2001.

Total Revenues. Total revenues decreased $761,000, or 4%, to $18.0 million for first quarter year-to-date 2002 from $18.8 million in the first twelve week period in 2001. The decrease is due to the decline in rooms revenues described above and by other revenues of $656,000 that was recognized in the first quarter 2001. The other revenues represent a reimbursement of funds previously paid by the partnership to On Command Video to provide for television equipment maintenance. The television program provider determined that the equipment maintenance was no longer necessary and the funds were subsequently reimbursed to the partnership during the first quarter of 2001.

Operating Expenses. Operating expenses declined during the first quarter of 2002 by $1.5 million or 8% to $16.9 million when compared to the first twelve week period in 2001. The decline is partially due to a decrease in ground rent of $651,000 due to the concessions provided by Marriott International for fiscal year 2002. Additionally, incentive management fees are no longer owed by the partnership due to the termination of the management agreement with Fairfield FMC Corporation in 2001. These fees totaled $416,000 for the first quarter of 2001. Under the management agreement with Sage, the partnership must attain certain levels of net operating income before incentive management fees are owed. The partnership has not yet attained these levels of performance.

Operating Profit. Operating profit for the first quarter of 2002 increased by $713,000 to $1.1 million when compared to the first twelve week period in 2001. The increase in operating profit is due to the decline in operating expenses discussed above, partially offset by the decrease in revenues discussed above.

Interest Expense. Interest expense increased $191,000 to $3.1 million in first quarter 2002 when compared to the first twelve week period in 2001. This increase is due to the change in interim reporting periods, which results in 90 days of interest for the first quarter of 2002 compared to 82 days of interest for the first twelve-week period of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Net loss. The net loss decreased $419,000 to $2.0 million in the first quarter 2002 as compared to the net loss of $2.4 million in first quarter of 2001. This decrease is due primarily to the decrease in operating expenses discussed above.


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

Impairment of long-lived assets: At March 31, 2002 and December 31, 2001, the partnership had $107.6 million and $110.0 million of property and equipment
(net), and $5.7 million and $5.7 million of properties held for sale, accounting for approximately 89% and 89%, respectively, of the partnership's total assets. Property and equipment is carried at cost but is adjusted to fair value if there is an impairment loss.

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

Deferred ground rent: Ground rent payable to Marriott International and its affiliates at March 31, 2002 and December 31, 2001 was $2,213,000 and $2,204,000, respectively, and is included in Due to Marriott International, Inc. and affiliates on the accompanying balance sheet. The partnership's deferred ground rent that remained payable at November 30, 2001 was waived in accordance with the amended lease agreement that was entered between the partnership and Marriott International and its affiliates. The amount of deferred ground rent waived as a result of the ground lease amendment will be recognized as a reduction in ground rent expense over the remaining life of the new lease term, which has been extended to November 30, 2098, since it represents a new operating lease as of November 30, 2001, for accounting purposes.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have market risk with respect to interest rates, foreign currency exchanges or other market rate or price risk, and we do not hold any financial instruments for trading purposes. As of March 31, 2002, all of our debt has a fixed interest rate.

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

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May, 2002.


                           FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                           By:   AP-Fairfield GP, LLC
                                 General Partner

                                 By:   AP-Fairfield Manager Corp.
                                       Manager

                                       By:  /s/ Carolyn Tiffany
                                          ------------------------------
                                            Carolyn Tiffany
                                            Vice President