Form 10-Q
period 2002-06-30
FAIRFIELD INN BY MARRIOTT LTD PARTNERSHIP
filed 2002-08-19
CIK 855103

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


For the Quarter Ended June 30, 2002                  Commission File No. 0-16728


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



                                TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                               --------

PART I - FINANCIAL INFORMATION

Notice of Incomplete Filing                                                                         3

Item 1   Financial Statements (unaudited)

         Condensed Balance Sheets as of June 30, 2002 and December 31, 2001                         4

         Condensed Statements of Operations - Quarter and Six Months ended June 30, 2002
                  and Twelve and Twenty-Four Weeks Ended June 15, 2001                              5

         Condensed Statements of Cash Flows - Six Months Ended June 30, 2002
                  and Twenty-Four Weeks Ended June 15, 2001                                         6

         Notes to Condensed Financial Statements                                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         16

Item 6.  Exhibits and Reports on Form 8-K                                                          16

SIGNATURES                                                                                         17

EXHIBIT INDEX                                                                                      18

                          PART I. FINANCIAL INFORMATION

This quarterly report on Form 10-Q is incomplete. Rule 10-01(d) of Regulation S-X requires interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Commission. The accompanying financial statements, as of June 30, 2002 and for the three-month and six-month periods then ended, have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 71, Review of Interim Financial Information (SAS 71). Effective May 17, 2002, we dismissed our previous independent public accountants and have not yet appointed a replacement.

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   June 30,      December 31,
                                                                     2002            2001
                                                                -------------   --------------
                                                                 (unaudited)
ASSETS
     Property and equipment, net                                    $ 105,774       $ 110,039
     Property held for sale                                             5,709           5,709
     Deferred financing costs, net of accumulated amortization          2,207           2,451
     Due from manager                                                     496           1,069
     Inventory                                                          1,000           1,000
     Property improvement fund                                          7,620           5,220
     Restricted cash                                                    2,575           3,127
     Cash and cash equivalents                                          3,317           1,597
                                                                    ---------       ---------

                                                                    $ 128,698       $ 130,212
                                                                    =========       =========

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
     Mortgage debt                                                  $ 146,331       $ 148,850
     Due to Marriott International, Inc., affiliates and other          2,777           2,503
     Accounts payable and accrued liabilities                           4,481           3,660
                                                                    ---------       ---------

         Total Liabilities                                            153,589         155,013
                                                                    =========       =========

PARTNERS' DEFICIT
     General Partner                                                     (199)           (198)
     Limited Partners                                                 (24,692)        (24,603)
                                                                    ---------       ---------

         Total Partners' Deficit                                      (24,891)        (24,801)
                                                                    ---------       ---------

                                                                    $ 128,698       $ 130,212
                                                                    =========       =========








                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)

                                                  Quarter          Twelve         Six Months       Twenty-Four
                                                   Ended         Weeks Ended         Ended         Weeks Ended
                                               June 30, 2002    June 15, 2001    June 30, 2002    June 15, 2001
                                               -------------    -------------    -------------    -------------
REVENUES
     Rooms                                        $ 22,267         $ 20,525         $ 39,985         $ 38,292
     Other inn revenues                                291              401              597              763
     Other revenues                                  1,374               --            1,374              656
                                                  --------         --------         --------         --------
                                                    23,932           20,926           41,956           39,711
                                                  --------         --------         --------         --------

OPERATING EXPENSES
     Rooms                                           6,739            6,324           12,707           12,041
     Other department costs and expenses               522              675              801              962
     Selling, administrative and other               6,809            6,219           12,858           12,301
     Depreciation                                    2,415            2,757            4,860            5,423
     Ground rent, taxes and other                    1,831            1,955            3,485            4,297
     Incentive management fee                           --              660               --            1,076
     Fairfield Inn system fee                           --              628               --            1,172
     Base management fee                               683              418            1,231              781
                                                  --------         --------         --------         --------
                                                    18,999           19,636           35,942           38,053
                                                  --------         --------         --------         --------

OPERATING PROFIT                                     4,933            1,290            6,014            1,658
     Interest expense                               (3,118)          (2,970)          (6,228)          (5,889)
     Interest income                                    70              264              124              421
                                                  --------         --------         --------         --------

NET INCOME (LOSS)                                 $  1,885         $ (1,416)        $    (90)        $ (3,810)
                                                  ========         ========         ========         ========

ALLOCATION OF NET INCOME (LOSS)
     General Partner                              $     19         $    (14)        $     (1)        $    (38)
     Limited Partners                                1,866           (1,402)             (89)          (3,772)
                                                  --------         --------         --------         --------

                                                  $  1,885         $ (1,416)        $    (90)        $ (3,810)
                                                  ========         ========         ========         ========

NET INCOME (LOSS) PER LIMITED PARTNER UNIT
(83,337 Units)                                    $     22         $    (17)        $     (1)        $    (46)
                                                  ========         ========         ========         ========





                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                     Six Months      Twenty-Four
                                                        Ended        Weeks Ended
                                                    June 30, 2002   June 15, 2001
                                                    -------------   -------------
OPERATING ACTIVITIES
     Net loss                                           $   (90)        $(3,810)
     Depreciation                                         4,860           5,423
     Gain on disposition of fixed assets                     --             (10)
     Amortization of deferred financing costs               244             225
     Amortization of mortgage debt premium                 (175)           (161)
     Amortization of deferred ground rent                   (13)             --
     Deferral of incentive management fee                    --           1,076
     Changes in operating accounts                        2,422              83
                                                        -------         -------

         Cash provided by operating activities            7,248           2,826
                                                        -------         -------

INVESTING ACTIVITIES
     Additions to property and equipment                   (595)         (5,445)
     Change in property improvement fund                 (2,400)          1,476
                                                        -------         -------

         Cash used in investing activities               (2,995)         (3,969)
                                                        -------         -------

FINANCING ACTIVITIES
     Repayment of mortgage debt                          (2,344)         (2,156)
     Change in restricted cash                             (189)            598
                                                        -------         -------

         Cash used in financing activities               (2,533)         (1,558)
                                                        -------         -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1,720          (2,701)

CASH AND CASH EQUIVALENTS at beginning of period          1,597           7,702
                                                        -------         -------

CASH AND CASH EQUIVALENTS at end of period              $ 3,317         $ 5,001
                                                        =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for mortgage interest                    $ 6,205         $ 6,232
                                                        =======         =======








                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION

Fairfield Inn by Marriott Limited Partnership, a Delaware limited partnership (the "partnership"), owns 50 Fairfield Inn by Marriott properties (the "Inns") located in sixteen states within the contiguous United States. The Partnership leases the land underlying 32 of the inns from Marriott International, Inc. ("MII") and certain of its affiliates. Effective November 30, 2001, Sage Management Resources III, LLC ("Sage"), an affiliate of Sage Hospitality Resources, LLC, began providing management at the properties. Prior to such date, the Inns were managed by Fairfield FMC Corporation, a wholly-owned subsidiary of MII, as part of the Fairfield Inn by Marriott hotel system under a long-term management agreement. Under Sage, the Inns will continue to be operated under the Fairfield Inn by Marriott system.


2.   GOING CONCERN UNCERTAINTY, LIQUIDITY AND FINANCING REQUIREMENTS

Adequate liquidity and capital are critical to the ability of the partnership to continue as a going concern. Since 1996, annual revenues have declined each year, from $97.4 million in 1996 to $83.9 million in 2001. The operating profit has declined over the same period from a $17.3 million operating profit in 1996 to a $496,000 operating profit in 2001. The decline in Inn operations is primarily due to increased competition, over-supply of limited service hotels in the markets where the partnership's Inns operate, increased pressure on room rates, the deferral of capital improvements needed to make the Inns more competitive in their marketplaces because of a lack of funds, and a slowdown in the economy resulting in a softness in the lodging industry as a whole. Exacerbating this trend is the impact of the events of September 11, 2001 which have had a significant detrimental effect on the hospitality industry in general and the Inns in particular as travel nationwide has severely decreased. Should operating results significantly decline in 2002, the partnership may not have sufficient cash flow from current operations to make the required debt service payments for the remainder of 2002. These factors and those discussed below raise substantial doubt about the partnership's ability to continue as a going concern. Accordingly, in connection with the audit of our December 31, 2001 financial statements, our auditors issued a going-concern modification to their opinion discussing such matters. These factors are ongoing; however, the partnership is working to address liquidity as discussed below.

Based upon forecasts provided by Sage, the partnership is not projecting improved results for 2002 over 2001. Partnership cash, including $2.6 million and $3.1 million held in lender reserve accounts, totaled $5.9 million and $4.7 million at June 30, 2002 and December 31, 2001, respectively. Along with forecasted operating cash flow, partnership cash, and reserves held by the lender, the partnership expects to be able to meet debt service for the remainder of 2002. However, this will require maintaining a debt service reserve at levels below lender requirements, which constitutes a technical default under the mortgage loan agreement. As of August 14, 2002, the partnership has not received notification from the lender regarding this deficiency.

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

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   GOING CONCERN UNCERTAINTY, LIQUIDITY AND FINANCING REQUIREMENTS (CONTINUED)

For the years ended December 31, 2001, 2000 and 1999, the partnership contributed $5,828,000, $5,987,000, $6,516,000, respectively, to the property improvement fund. For the six months ended June 30, 2002 and the twenty-four weeks ended June 15, 2001, the partnership contributed $2,906,000 and $2,734,000, respectively, to the property improvement fund. However, the partnership's property improvement fund became insufficient beginning in 1999. Therefore, in 2001, 2000 and 1999 the partnership deposited $2.5 million, $2.4 million, and $2.4 million, respectively to the property improvement fund to cover the capital expenditure shortfall. The shortfall is primarily due to room refurbishments, which are planned for a majority of the partnership's Inns in the next several years. However, cash from 2002 operations will be reserved to cover the shortfall. Therefore, no cash is expected to be available for distribution to the partners in 2002 or the foreseeable future.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by the partnership. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed financial statements should be read in conjunction with the partnership's financial statements and notes thereto included in the partnership's annual report on Form 10-K for the year ended December 31, 2001.

In the opinion of the partnership, the accompanying unaudited, condensed financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Partnership as of June 30, 2002, the results of its operations for the six months and quarter ended June 30, 2002 and twenty-four and twelve weeks ended June 15, 2001, and its cash flows for the six months ended June 30, 2002 and twenty-four weeks ended June 15, 2001. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations. In addition, the partnership changed its interim reporting periods to reflect calendar quarters beginning in 2002, rather than twelve-week periods as previously reported.

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


4.   AMOUNTS PAYABLE TO MARRIOTT INTERNATIONAL, INC.

The following table provides the significant expenses incurred to Marriott International and its affiliates for the six months ended June 30, 2002 and the twenty-four weeks ended June 15, 2001 (in thousands):

                                                  Year-to-Date as of
                                              June 30,         June 15,
                                                2002             2001
                                           -------------     ------------

         Royalty fee                           $2,599            $  --
         Fairfield Inn system fee                  --            1,172
         Ground rent                               50            1,342
         Reservation costs                        396            1,212
         Marketing fund contribution               --              957
         Incentive management fee                  --            1,076
         Base management fee                       --              781
         Chain services allocation                 --              683
                                              -------          -------
                  Total                       $ 3,045          $ 7,223
                                              =======          =======


Amounts paid to Marriott International are significantly lower for the first six months of 2002 as compared to the first twenty-four weeks of 2001. This decrease is due to the termination of Fairfield FMC Corporation's, a Marriott International affiliate, management agreement with the partnership in 2001. Effective November 30, 2001, Sage, an unaffiliated third party, took over management responsibilities for the partnership's Inns. Also on November 30, 2001, the partnership entered into a new Franchise Agreement with Marriott International.


5.   SUBSEQUENT EVENTS

On July 29, 2002, the partnership sold one of its inns located in Montgomery, Alabama (classified as property held for sale on the accompanying condensed balance sheet) for $3,125,000. The net proceeds from the sale of approximately $2.9 million will be applied toward the partnership's mortgage debt, in accordance with the terms of the loan agreement. The partnership will recognize a gain on the sale of approximately $2 million.

On August 12, 2002, the partnership sold its inn located in Charlotte (Airport), North Carolina (classified as property held for sale on the accompanying balance sheet) for $2,450,000. The net proceeds from the sale of approximately $341,000, which is net of approximately $1.9 million attributed to the ground lease buyout, will be applied toward the partnership's mortgage debt, in accordance with the terms of the loan agreement. The partnership will recognize a gain on the sale of approximately $180,000.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   SUBSEQUENT EVENTS (CONTINUED)

On August 14, 2002, the partnership sold its inn located in Atlanta (Southlake), Georgia (classified as property held for sale on the accompanying balance sheet) for $2,950,000. The net proceeds from the sale of approximately $2.8 million will be applied toward the partnership's mortgage debt, in accordance with the terms of the loan agreement. The partnership will recognize a gain on the sale of approximately $150,000.

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


LIQUIDITY AND CAPITAL RESOURCES

Going Concern and Other Important Risk Factors: Adequate liquidity and capital are critical to the partnership's ability to continue as a going concern. The partnership's inns have experienced a substantial decline in operating results over the past several years. Since 1996, the partnership's annual revenues have declined each year, from $97.4 million in 1996 to $83.9 million in 2001. Further, operating profit has declined over the same periods from a $17.3 million operating profit in 1996 to a $496,000 operating profit in 2001. Through the second quarter of 2002, rooms revenues, operating profits and net loss for the period improved over the prior year comparable period. For the six months ended June 30, 2002 as compared to the twenty-four weeks ended June 15, 2001 (the "year-to-date comparable periods"), rooms revenues increased $1.7 million from $38.3 million to $40.0 million. Operating profits increased for the year-to-date comparable periods from $1.7 million in 2001 to $6.0 million in 2002. For the year-to-date comparable periods, net loss decreased from $3.8 million in 2001 to $90,000 in 2002.

In addition, the partnership has faced increasing needs to make substantial capital improvements to its inns to enable it to compete more effectively in the markets and to satisfy standards for the Fairfield Inn brand, as required by the franchise agreements. The partnership had approximately $3.3 million of unrestricted cash as of June 30, 2002. In addition, the partnership had approximately $7.6 million in its property improvement fund as of June 30, 2002.

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

The partnership had $146.3 million of mortgage debt outstanding as of June 30, 2002. The annual principal and interest debt service requirements are approximately $17 million. There can be no assurances that the partnership will be able to sustain improved operations, or obtain the additional financing that may be required to meet operating needs in the future, and make the necessary property improvement plans ("PIPs") to avoid default under the partnership's franchise agreements with Marriott International. The above factors raise substantial doubt about the partnership's ability to continue as a going concern. Accordingly, in connection with the audit of our December 31, 2001 financial statements, our auditors issued a going-concern modification to their opinion discussing such matters.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

On November 30, 2001, the second phase of the Restructuring Plan was implemented as the partnership (i) replaced Fairfield FMC Corporation as the property manager at the partnership's properties with Sage, (ii) entered into new Franchise Agreements with Marriott International, (iii) entered into Ground Lease modifications which provide for substantially reduced rent for the year 2002, and an extension of the term to November 30, 2098, and (iv) agreed to complete the PIPs required by Marriott International at the properties by no later than November 30, 2003.

Partnership cash, including $2.6 million held in lender reserve accounts, totaled $5.9 million at June 30, 2002. Along with forecasted operating cash flow, partnership cash, and reserves held by the lender, at present the partnership anticipates that it will be able to meet debt service for the remainder of 2002. However, this will require maintaining a debt service reserve at levels below lender requirements.

Principal Sources and Uses of Cash: The partnership's principal source of cash has been cash from operations. The partnership's principal uses of cash are to make debt service payments, fund the property improvement fund and maintain reserves required pursuant to the terms of the mortgage debt.

The partnership's cash and cash equivalents increased to $3,317,000 compared to $1,597,000 at December 31, 2001. The improvement from year end is due to $7,248,000 of cash provided by operating activities, which was partially offset by $2,995,000 of cash used in investing activities and $2,533,000 of cash used in financing activities. Cash used in investing activities consisted of the contributions to the property improvement fund and capital improvements and equipment purchases. Cash used in financing activities consisted of principal payments on the partnership's mortgage loan and changes to the restricted cash reserves as required under the terms of the mortgage debt.

Sales of Properties. On July 29, 2002, the partnership sold its inn located in Montgomery, Alabama (classified as property held for sale on the accompanying balance sheet) for $3,125,000. The net proceeds from the sale of approximately $2.9 million will be applied toward the partnership's mortgage debt, in accordance with the terms of the loan agreement. The partnership will recognize a gain on the sale of approximately $2 million.

On August 12, 2002, the partnership sold its inn located in Charlotte (Airport), North Carolina (classified as property held for sale on the accompanying balance sheet) for $2,450,000. The net proceeds from the sale of approximately $341,000, which is net of approximately $1.9 million attributed to the ground lease buyout, will be applied toward the partnership's mortgage debt, in accordance with the terms of the loan agreement. The partnership will recognize a gain on the sale of approximately $180,000.

On August 14, 2002, the partnership sold its inn located in Atlanta (Southlake), Georgia (classified as property held for sale on the accompanying balance sheet) for $2,950,000. The net proceeds from the sale of approximately $2.8 million will be applied toward the partnership's mortgage debt, in accordance with the terms of the loan agreement. The partnership will recognize a gain on the sale of approximately $150,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In addition, the partnership currently has under contract for sale its Lansing, Illinois and Columbus, Ohio inns which are expected to close, if at all, during the fourth quarter of 2002. Further, the partnership is marketing its inns located in Charlotte (Northeast), North Carolina, Orlando (South), Florida and Raleigh, North Carolina. There can be no assurance that any of these inns will ultimately be sold.

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

The cost of future capital expenditures for the partnership's inns is estimated to exceed available funds. The partnership's property improvement fund became insufficient to meet anticipated capital expenditures in 1999 and continued to be insufficient through 2001. To address this shortfall, the partnership deposited an additional $2.4 million into the property improvement fund during 1999 from its partnership cash beyond the required contributions. In addition, the contribution rate to the property improvement fund was increased to 7% of gross sales for 1997 and thereafter. The partnership contributed $2.9 million and $2.7 million through the second quarters of 2002 and 2001, respectively, to the property improvement fund.

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

The partnership recently received a private complaint with respect to its Birmingham, Alabama property that it was not ADA compliant. The partnership is currently negotiating with the complainant to determine the scope of work required to make the property ADA compliant. It is believed that the cost of such work will not exceed $100,000.

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


RESULTS OF OPERATIONS

Beginning January 1, 2002, the partnership changed its interim reporting periods to reflect calendar quarters, rather than twelve-week periods as previously reported. Therefore, year to date 2002 reflects 181 revenue days compared to 166 revenue days for the comparable period of 2001. On a prorated basis for revenue days, rooms revenues have slightly decreased, operating expenses have declined and operating profits are favorable compared to the prior quarter and prior year.

Rooms Revenues. Rooms revenues increased $1.7 million, or approximately 8.4% to $22.3 million for the second quarter of 2002 from $20.5 million for the second twelve week period in 2001. For the year-to-date comparable periods, rooms revenues increased $1.7 million, or approximately 4.4%, to $40.0 million in 2002 from $38.3 million in 2001, reflecting a $0.34 increase in the average room rate to $54.58. However, occupancy rates declined from the prior year. Year to date, occupancy declined 3.3 percentage points to 60.1% for 2002. These changes in occupancy and room rates caused a decrease in revenue per available room of 4.6% to $32.79. The decrease in average occupancy was

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

primarily the result of increased competition in the economy segment and exacerbated by the continued effect of the September 11th terrorist attacks, which hurt the hospitality industry in general, and the deferral of capital improvements needed to make the inns more competitive in their marketplaces because of the lack of funds. The increase in rooms revenues is not proportional to the decreases in occupancy and revenue per available room rate due to the change in interim reporting periods.

Total Revenues. Total revenues increased $3.0 million, or 14%, to $23.9 million for the second quarter of 2002 from $20.9 million for the second twelve week period in 2001. Total revenues increased $2.3 million, or approximately 6%, to $42.0 million for the six months ended June 30, 2002 from $39.7 million for the twenty-four weeks ended June 15, 2001. The increase for both comparable periods is partially due to the increase in rooms revenues described above. Additionally, the increase is due to the final settlement of outstanding accruals maintained by the Partnership's former manager, Marriott International ("MI"). The partnership received approximately $700,000 from MI in April 2002. As a result of the settlement, the Partnership recognized non-recurring revenues of approximately $1.4 million. These increases are partially offset by other revenues of $656,000 that was recognized in the first quarter of 2001. The other revenues in 2001 represent a reimbursement of funds previously paid by the partnership to On Command Video to provide for television equipment maintenance. The television program provider determined that the equipment maintenance was no longer necessary and the funds were subsequently reimbursed to the partnership during the first quarter of 2001.

Operating Expenses. Operating expenses declined during the second quarter of 2002 by $637,000 or 3.2% to $19.0 million when compared to the second twelve week period in 2001. For the six months ended June 30, 2002, operating expenses decreased by $2.1 million or 5.5% to $35.9 when compared to the twenty-four week period ended June 15, 2001. The decline is partially due to a decrease in ground rent of $1.3 million due to the concessions provided by Marriott International for fiscal year 2002. Additionally, incentive management fees are no longer owed by the partnership due to the termination of the management agreement with Fairfield FMC Corporation in 2001. These fees totaled $1.1 million for the twenty-four weeks ended June 15, 2001. Under the management agreement with Sage, the partnership must attain certain levels of net operating income before incentive management fees are owed. The partnership has not yet attained these levels of performance.

Operating Profit. Operating profit for the second quarter of 2002 increased by approximately $3.6 million to $4.9 million when compared to the second twelve week period in 2001. For the year-to-date comparable periods, operating profit increased by $4.4 million to $6.0 million. The increase in operating profit is due to the increase in revenues and decline in operating expenses discussed above.

Interest Expense. Interest expense increased $148,000 to approximately $3.1 million in second quarter 2002 when compared to the second twelve week period in 2002. For the year-to-date comparable periods, interest expense increased by $339,000 to $6.2 million. This increase is due to the change in interim reporting periods, which results in 181 days of interest for the six months ended June 30, 2002 compared to 166 days of interest for the twenty-four weeks ended June 15, 2001.

Net income (loss). The Partnership generated net income of approximately $1.9 million in the second quarter of 2002 as compared to a net loss of $1.4 million in the second quarter of 2001. For the year-to-date comparable periods, net loss decreased $3.7 million to $90,000. This decrease is due primarily to the increase in revenues and decrease in operating expenses discussed above.

Seasonality The partnership's hotels have historically experienced seasonal variations typical of the hotel industry with higher revenues in the second and third quarters of the calendar years compared with the first and fourth quarters. Seasonality may effect our hotel operating revenue but we do not expect seasonal variations to have a material impact upon our financial results of operations.

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

Impairment of long-lived assets: At June 30, 2002 and December 31, 2001, the partnership had $105.8 million and $110.0 million of property and equipment
(net), and $5.7 million and $5.7 million of properties held for sale, accounting for approximately 87% and 89%, respectively, of the partnership's total assets. Property and equipment is carried at cost but is adjusted to fair value if there is an impairment loss.

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

Deferred ground rent: Ground rent payable to Marriott International and its affiliates at June 30, 2002 and December 31, 2001 was $2,191,000 and $2,204,000,
respectively, and is included in Due to Marriott International, Inc., affiliates and other on the accompanying condensed balance sheet. The partnership's deferred ground rent that remained payable at November 30, 2001 was waived in accordance with the amended lease agreement that was entered between the partnership and Marriott International and its affiliates. The amount of deferred ground rent waived as a result of the ground lease amendment will be recognized as a reduction in ground rent expense over the remaining life of the new lease term, which has been extended to November 30, 2098, since it represents a new operating lease as of November 30, 2001, for accounting purposes.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have market risk with respect to interest rates, foreign currency exchanges or other market rate or price risk, and we do not hold any financial instruments for trading purposes. As of June 30, 2002, all of our debt has a fixed interest rate.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The partnership recently received a private complaint with respect to its Birmingham, Alabama property that it was not ADA compliant. The partnership is currently negotiating with the complainant to determine the scope of work required to make the property ADA compliant. It is believed that the cost of such work will not exceed $100,000.

The Partnership is involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.


ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

       a)     Exhibits:

              99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b)     Reports on Form 8-K:

              A Form 8-K with respect to the dismissal of Arthur Andersen, LLP as the partnership's independent auditors (Item 4) on May 17, 2002 was filed with the Securities and Exchange Commission during the three months ended June 30, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of August, 2002.


                           FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                           By:   AP-Fairfield GP, LLC
                                 General Partner

                                 By:   AP-Fairfield Manager Corp.
                                       Manager

                             By:       /s/ Carolyn Tiffany
                                ---------------------------------
                                       Carolyn Tiffany
                                       Vice President

                                  Exhibit Index


         Exhibit                                                       Page No.
         -------                                                       --------

99.1     Certification Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.                                       19