Form 10-Q
period 2002-09-30
FAIRFIELD INN BY MARRIOTT LTD PARTNERSHIP
filed 2002-11-14
CIK 855103

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


For the Quarter Ended September 30, 2002             Commission File No. 0-16728


                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
             ------------------------------------------------------
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



                                TABLE OF CONTENTS

                                                                                                     PAGE NO.
                                                                                                     --------
PART I - FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Condensed Balance Sheets as of September 30, 2002 and December 31, 2001                            3

         Condensed Statements of Operations - Three and Nine Months ended September 30, 2002
                  and Twelve and Thirty-Six Weeks Ended September 7, 2001                                   4

         Condensed Statements of Cash Flows - Nine Months Ended September 30, 2002
                  and Thirty-Six Weeks Ended September 7, 2001                                              5

         Notes to Condensed Financial Statements                                                            6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                        15

Item 4.  Controls and Procedures                                                                           15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                16

Item 6.  Exhibits and Reports on Form 8-K                                                                 16

SIGNATURES                                                                                                17

CERTIFICATIONS                                                                                            18

EXHIBIT INDEX                                                                                             22

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    September 30,         December 31,
                                                                                         2002                 2001
                                                                                    ---------------      ----------------
                                                                                     (unaudited)            (Note 3)
ASSETS
     Property and equipment, net                                                    $       99,541       $       110,039
     Property held for sale                                                                  1,875                 5,709
     Deferred financing costs, net of accumulated amortization                               2,086                 2,451
     Due from manager                                                                           --                 1,069
     Inventory                                                                                 940                 1,000
     Property improvement fund                                                               7,197                 5,220
     Restricted cash                                                                         2,595                 3,127
     Cash and cash equivalents                                                               3,465                 1,597
                                                                                    ---------------      ----------------

                                                                                           117,699               130,212
                                                                                    ===============      ================

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
     Mortgage debt                                                                         138,988               148,850
     Due to Marriott International, Inc., affiliates and other                               2,805                 2,503
     Due to manager                                                                          1,031                    --
     Accounts payable and accrued liabilities                                                3,325                 3,660
                                                                                    ---------------      ----------------

         Total Liabilities                                                                 146,149               155,013
                                                                                    ===============      ================

PARTNERS' DEFICIT
     General Partner                                                                         (234)                 (198)
     Limited Partners                                                                     (28,216)              (24,603)
                                                                                    ---------------      ----------------

         Total Partners' Deficit                                                          (28,450)              (24,801)
                                                                                    ---------------      ----------------

                                                                                    $      117,699       $       130,212
                                                                                    ===============      ================



                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)


                                                 Three Months        Twelve Weeks          Nine Months        Thirty-Six Weeks
                                                    Ended                Ended                Ended                Ended
                                                 September 30,        September 7,        September 30,         September 7,
                                                     2002                2001                  2002                 2001
                                              -------------------   ----------------    ------------------    ------------------
REVENUES
Rooms                                         $           21,385     $       21,953     $          61,370      $         60,245
Other inn revenues                                           247                516                   844                 1,279
Other revenues                                              (200)                --                 1,174                   656
                                              -------------------   ----------------    ------------------    ------------------
                                                          21,432             22,469                63,388                62,180
                                              -------------------   ----------------    ------------------    ------------------

OPERATING EXPENSES
Rooms                                                      6,987              6,555                19,694                18,596
Other department costs and expenses                          360                373                 1,161                 1,335
Selling, administrative and other                          6,995              6,276                19,853                18,577
Depreciation                                               2,344              2,950                 7,204                 8,373
Ground rent, taxes and other                               1,783              2,446                 5,268                 6,743
Incentive management fee                                      --                827                    --                 1,903
Fairfield Inn system fee                                      --                674                    --                 1,846
Base management fee                                          695                449                 1,926                 1,230
Loss on impairment of long-lived assets                    5,278                 --                 5,278                    --
                                              -------------------   ----------------    ------------------    ------------------
                                                          24,442             20,550                60,384                58,603
                                              -------------------   ----------------    ------------------    ------------------


OPERATING (LOSS) PROFIT                                   (3,010)             1,919                 3,004                 3,577
Interest expense                                          (3,048)            (2,950)               (9,276)               (8,839)
Interest income                                               45                110                   169                   531
Gain on disposition of properties                          2,454                 --                 2,454                    --
                                              -------------------   ----------------    ------------------    ------------------

NET LOSS                                      $           (3,559)     $        (921)     $         (3,649)     $         (4,731)
                                              ===================   ================    ==================    ==================


ALLOCATION OF NET LOSS
General Partner                               $              (36)     $          (9)     $            (36)     $            (47)
Limited Partners                                          (3,523)              (912)               (3,613)               (4,684)
                                              -------------------   ----------------    ------------------    ------------------

                                              $           (3,559)     $        (921)     $         (3,649)     $         (4,731)
                                              ===================   ================    ==================    ==================


NET LOSS PER LIMITED PARTNER UNIT
(83,337 Units)                                $              (42)     $         (11)     $            (43)     $            (56)
                                              ===================   ================    ==================    ==================







                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                    Nine Months           Thirty-Six
                                                                                       Ended             Weeks Ended
                                                                                   September 30,         September 7,
                                                                                       2002                  2001
                                                                                  ----------------     -----------------
   OPERATING ACTIVITIES
        Net loss                                                                  $        (3,649)      $         (4,731)
        Depreciation                                                                        7,204                  8,373
        Gain on disposition of properties and equipment                                    (2,454)                   (11)
        Amortization of deferred financing costs                                              365                    337
        Amortization of mortgage debt premium                                                (263)                  (242)
        Amortization of deferred ground rent                                                  (19)                    --
        Deferral of incentive management fee                                                   --                  1,903
        Loss on impairment of long-lived assets                                             5,278                     --
        Changes in operating accounts                                                       2,861                    758
                                                                                  ----------------     -----------------

            Cash provided by operating activities                                           9,323                  6,387
                                                                                  ----------------     -----------------

   INVESTING ACTIVITIES
        Additions to property and equipment                                                (1,764)                (6,723)
        Change in property improvement fund                                                (1,977)                   783
        Proceeds from sale of properties and equipment                                      8,015                     11
                                                                                  ----------------     -----------------

            Cash provided by (used in) investing activities                                 4,274                 (5,929)
                                                                                  ----------------     -----------------

   FINANCING ACTIVITIES
        Repayment of mortgage debt                                                         (9,599)                (2,884)
        Payment of ground lease buy-out                                                    (1,941)                    --
        Change in restricted cash                                                            (189)                  (972)
                                                                                  ----------------     -----------------

            Cash used in financing activities                                             (11,729)                (3,856)
                                                                                  ----------------     -----------------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         1,868                 (3,398)

   CASH AND CASH EQUIVALENTS at beginning of period                                         1,597                  7,702
                                                                                  ----------------     -----------------

   CASH AND CASH EQUIVALENTS at end of period                                     $         3,465      $           4,304
                                                                                  ================     =================


   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid for mortgage interest                                           $         9,253      $           8,516
                                                                                  ================     =================

                  See Notes to Condensed Financial Statements.

                 FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION

Fairfield Inn by Marriott Limited Partnership, a Delaware limited partnership (the "partnership"), owns 46 Fairfield Inn by Marriott properties (the "Inns") located in sixteen states within the contiguous United States. The Partnership leased the land underlying 32 of the Inns from Marriott International, Inc. ("MII") and certain of its affiliates. During the quarter ended September 30, 2002, the partnership sold three of its inns, one of which leased its underlying land from MII and an additional Inn was sold in October 2002. See Note 5-Sale of Hotels and Note 6-Subsequent Events below.

Effective November 30, 2001, Sage Management Resources III, LLC ("Sage"), an affiliate of Sage Hospitality Resources, LLC, began providing management services to the properties. Prior to such date, the Inns were managed by Fairfield FMC Corporation, a wholly-owned subsidiary of MII, as part of the Fairfield Inn by Marriott hotel system under a long-term management agreement. Under Sage, the Inns will continue to be operated under the Fairfield Inn by Marriott system.

2.       GOING CONCERN UNCERTAINTY, LIQUIDITY AND FINANCING REQUIREMENTS

Adequate liquidity and capital are critical to the ability of the partnership to continue as a going concern. Since 1996, annual revenues have declined each year, from $97.4 million in 1996 to $83.9 million in 2001. The operating profit has declined over the same period from a $17.3 million operating profit in 1996 to a $496,000 operating profit in 2001. The decline in Inn operations is primarily due to increased competition, over-supply of limited service hotels in the markets where the partnership's Inns operate, increased pressure on room rates, the deferral of capital improvements needed to make the Inns more competitive in their marketplaces because of a lack of funds, and a slowdown in the economy resulting in a softness in the lodging industry as a whole. Exacerbating this trend is the impact of the events of September 11, 2001 which have had a significant detrimental effect on the hospitality industry in general and the Inns in particular as travel nationwide has severely decreased. The partnership did not have sufficient cash flow from current operations to make its required debt service payment in November 2002, nor did it have sufficient cash flow to make its property improvement fund contributions beginning in September 2002. These factors and those discussed below raise substantial doubt about the partnership's ability to continue as a going concern. Accordingly, in connection with the audit of our December 31, 2001 financial statements, our auditors issued a going-concern modification to their opinion discussing such matters. These factors are ongoing; however, the partnership is working to address liquidity as discussed below.

Based upon fourth quarter 2002 forecasts provided by Sage, the partnership is not projecting improved results for 2002 over 2001. Partnership cash, including $2.6 million and $3.1 million held in lender reserve accounts at September 30, 2002 and December 31, 2001, respectively, totaled $6.1 million and $4.7 million at September 30, 2002 and December 31, 2001, respectively. As of November 11, 2002, the partnership is in default under the mortgage loan agreement due to its failure to pay the regularly scheduled debt service payment due on that date. The partnership is also in default under the franchise agreements with MII due to its failure to make its property improvement fund contributions beginning in September 2002, also resulting in technical default under the mortgage loan agreement. The partnership has requested from the lender further modifications to the mortgage loan agreement. In light of prolonged declining operations and the partnership's pending request for loan modifications, the partnership elected to not use partnership reserves to make its November 11, 2002 debt service payment. If the lender is unwilling to grant the requested modifications the partnership may be required to seek protection by filing for bankruptcy or the partnership's properties may be lost through foreclosure.

The lack of available funds from operations over the past several years has also delayed room refurbishments at the Inns. Based upon information provided by Sage, the capital expenditure needs for the next two years for the Inns are estimated to total approximately $19 million. As of November 11, 2002, the partnership has spent approximately $3.0 million toward the completion of the property improvements plans ("PIPs") required under the franchise agreements with MII.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       GOING CONCERN UNCERTAINTY, LIQUIDITY AND FINANCING REQUIREMENTS
         (CONTINUED)

If the capital improvements are not completed, the Franchise Agreement could be terminated and the Inns could be prohibited from operating as "Fairfield Inn by Marriott". If this were to occur, the partnership would seek to become part of a comparable, nationally recognized hotel system in order to continue to comply with the obligations under its loan documents. However, given the partnership's current financial condition, the partnership may be unable to bear the costs associated with becoming part of a nationally recognized hotel system. If the partnership is unable to retain another nationally recognized brand, it could significantly impair its revenues and cash flow, and result in a default under its loan agreement.

Based upon information provided by Sage, the estimated capital expenditure shortfall in available funds at the end of 2003 will be approximately $3.3 million. As a result, any proposed capital expenditures exceeding the amount available in the property improvement fund will be deferred.

For the years ended December 31, 2001, 2000 and 1999, the partnership contributed $5,828,000, $5,987,000, $6,516,000, respectively, to the property improvement fund. For the nine months ended September 30, 2002 and the thirty-six weeks ended September 7, 2001, the partnership contributed $3,716,000 and $3,825,000, respectively, to the property improvement fund. However, the partnership's property improvement fund became insufficient beginning in 1999. Therefore, in 2001, 2000 and 1999 the partnership deposited $2.5 million, $2.4 million, and $2.4 million, respectively to the property improvement fund to cover the capital expenditure shortfall. The shortfall is primarily due to room refurbishments, which are planned for a majority of the partnership's Inns in the next several years. The partnership had insufficient cash flow from operations in September 2002 to make its property improvement fund contribution for that month. This resulted in a default under the partnership's franchise agreements with MII, and thus a technical default under the mortgage loan agreement. If the lender is unwilling to grant the requested modifications the partnership may be required to seek protection by filing for bankruptcy or the partnership's properties may be lost through foreclosure.

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

In the opinion of the partnership, the accompanying unaudited, condensed financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Partnership as of September 30, 2002, the results of its operations for the three and nine months ended September 30, 2002 and twelve and thirty-six weeks ended September 7, 2001, and its cash flows for the nine months ended September 30, 2002 and thirty-six weeks ended September 7, 2001. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations. In addition, the partnership changed its interim reporting periods to reflect calendar quarters beginning in 2002, rather than twelve-week periods as previously reported.

The partnership assesses impairment of its real estate properties based on whether estimated future undiscounted cash flows from such properties will be less than their net book value. If a property is impaired, its basis is adjusted to its estimated fair value. In 2001, Inns located in Greenville, South Carolina; Atlanta-Southlake, Georgia; Atlanta-Peachtree Corners, Georgia; Charlotte-Northeast and Charlotte Airport, North Carolina; and Lansing, Illinois experienced declining cash flows, primarily due to additional competition in their local markets and therefore were impaired. An impairment charge of $3,808,000 was recorded in the fourth quarter of 2001.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the nine months ended September 30, 2002, Inns located in Atlanta-Northlake, Georgia; Birmingham, Alabama; Detroit-Warren, Michigan; and St. Louis-Hazelwood, Missouri also experienced declining cash flows, primarily due to additional competition in their local markets and an impairment loss was recognized on these Inns in the three months ended September 30, 2002. In addition to the impairment charge taken during the fourth quarter of 2001, an impairment charge was taken in 2002 on the Inn located in Greenville, South Carolina. An impairment charge was also taken on one of the Inns currently held for sale, located in Orlando-South, Florida, based on the most recent sales offer. The partnership recorded an impairment charge of $5,278,000 during the quarter ended September 30, 2002.

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

SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard provides guidance beyond that previously specified in Statement 121 to determine when a long-lived asset should be classified as held for sale, among other things. This Statement was adopted by the partnership effective January 1, 2002. Implementation of the statement did not have a material effect on the partnership.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections," updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The partnership does not expect that this statement will have a material effect on its financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The partnership does not expect that this statement will have a material effect on its financial statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.       AMOUNTS PAYABLE TO MARRIOTT INTERNATIONAL, INC.

The following table provides the significant expenses incurred to Marriott International and its affiliates for the nine months ended September 30, 2002 and the thirty-six weeks ended September 7, 2001 (in thousands):

                                                                 Year-to-Date as of
                                                        September 30,        September 7,
                                                             2002                2001
                                                       -----------------    ---------------
                  Royalty fee                                    $3,989              $  --
                  Fairfield Inn system fee                           --              1,846
                  Ground rent                                        74              2,026
                  Reservation costs                                 610              2,035
                  Marketing fund contribution                        --              1,506
                  Incentive management fee                           --                 --
                  Base management fee                                --              1,230
                  Chain services allocation                          --              1,175
                                                       -----------------    ---------------
                           Total                                $ 4,673            $ 9,818
                                                       =================    ===============

Amounts paid to Marriott International are significantly lower for the first nine months of 2002 as compared to the first thirty-six weeks of 2001. This decrease is due to the termination of Fairfield FMC Corporation's, a Marriott International affiliate, management agreement with the partnership in 2001. Effective November 30, 2001, Sage assumed management responsibilities. Also on November 30, 2001, the partnership entered into a new Franchise Agreement with Marriott International, and entered into Ground Lease modifications which resulted in concessions of ground rent for years ended December 31, 2000 and 2001 and through the nine months ended September 30, 2002.

5.       SALE OF HOTELS

On July 29, 2002, the partnership sold one of its inns located in Montgomery, Alabama (classified as property held for sale on the accompanying condensed balance sheet) for $3,125,000. The net proceeds from the sale of approximately $2.9 million were applied toward the partnership's mortgage debt, in accordance with the terms of the loan agreement. The partnership recognized a gain on the sale of approximately $2.1 million.

On August 12, 2002, the partnership sold its inn located in Charlotte (Airport), North Carolina (classified as property held for sale on the accompanying balance sheet) for $2,450,000. The net proceeds from the sale of approximately $341,000, which is net of approximately $1.9 million attributed to the ground lease buyout, were applied toward the partnership's mortgage debt, in accordance with the terms of the loan agreement. The partnership recognized a gain on the sale of approximately $185,000.

On August 14, 2002, the partnership sold its inn located in Atlanta (Southlake), Georgia (classified as property held for sale on the accompanying balance sheet) for $2,950,000. The net proceeds from the sale of approximately $2.8 million were applied toward the partnership's mortgage debt, in accordance with the terms of the loan agreement. The partnership recognized a gain on the sale of approximately $154,000.

6.       SUBSEQUENT EVENT

On October 9, 2002, the partnership sold its inn located in Chicago (Lansing), Illinois (classified as property held for sale on the accompanying balance sheet) for $2,295,000. The net proceeds from the sale of approximately $665,000, which is net of approximately $1.4 million attributed to the ground lease buyout, will be applied toward the partnership's mortgage debt, in accordance with the terms of the loan agreement. The partnership will recognize a gain on the sale of approximately $846,000.

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

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN AND OTHER IMPORTANT RISK FACTORS: Adequate liquidity and capital are critical to the partnership's ability to continue as a going concern. The partnership's inns have experienced a substantial decline in operating results over the past several years. Since 1996, the partnership's annual revenues have declined each year, from $97.4 million in 1996 to $83.9 million in 2001. Further, operating profit has declined over the same periods from $17.3 million in 1996 to $496,000 in 2001. Through the third quarter of 2002, rooms revenues and net loss for the period improved over the prior year comparable period. However, operating profits declined over the prior year comparable period. For the nine months ended September 30, 2002 as compared to the thirty-six weeks ended September 7, 2001 (the "year-to-date comparable periods"), rooms revenues increased $1.2 million from $60.2 million to $61.4 million. Operating profits decreased for the year-to-date comparable periods from $3.6 million in 2001 to $3.0 million in 2002. For the year-to-date comparable periods, net loss decreased from $4.7 million in 2001 to $3.6 million in 2002.

In addition, the partnership has faced increasing needs to make substantial capital improvements to its inns to enable it to compete more effectively in the markets and to satisfy standards for the Fairfield Inn brand, as required by the franchise agreements. The partnership had approximately $3.5 million of unrestricted cash as of September 30, 2002. In addition, the partnership had approximately $7.2 million in its property improvement fund as of September 30, 2002.

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

The partnership had $139.0 million of mortgage debt outstanding as of September 30, 2002. The annual principal and interest debt service requirements are approximately $17 million. There can be no assurances that the partnership will be able to improve operations, or obtain the additional financing that may be required to meet operating needs in the future, and make the necessary PIPs to avoid default under the partnership's franchise agreements with Marriott International. The above factors raise substantial doubt about the partnership's ability to continue as a going concern. Accordingly, in connection with the audit of our December 31, 2001 financial statements, our auditors issued a going-concern modification to their opinion discussing such matters.

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

Also, as part of the restructuring plan, the partnership filed a Form S-1 Registration Statement, in which the partnership sought to offer its limited partners the right to purchase $23 million in subordinated notes due in 2007 (the "Offering"). The proceeds of the Offering, if made, were expected to be used for capital improvements at the Inns.

On November 30, 2001, the second phase of the Restructuring Plan was implemented as the partnership (i) replaced Fairfield FMC Corporation as the property manager at the partnership's Inns with Sage, (ii) entered into new Franchise Agreements with Marriott International, (iii) entered into Ground Lease modifications which provide for substantially reduced rent for the year 2002, and an extension of the term to November 30, 2098, and (iv) agreed to complete the PIPs required by Marriott International at the properties by no later than November 30, 2003.

Partnership cash, including $2.6 million held in lender reserve accounts, totaled $6.1 million at September 30, 2002. As of November 11, 2002, the partnership is in default due to its failure to pay the regularly scheduled debt service payment due on that date. The partnership is also in technical default under the mortgage loan agreement due to its failure to make its property improvement fund contributions beginning in September 2002. The partnership has requested from the lender further modifications to the mortgage loan agreement. In light of prolonged declining operations and the partnership's pending request for loan modifications, the partnership elected to not use partnership reserves to make its November 11, 2002 debt service payment. If the lender is unwilling to grant the requested modifications the partnership may seek protection by filing for bankruptcy or the partnership's properties may be lost through foreclosure.

PRINCIPAL SOURCES AND USES OF CASH: The partnership's principal source of cash has been cash from operations. The partnership's principal uses of cash are to make debt service payments, fund the property improvement fund and maintain reserves required pursuant to the terms of the mortgage debt.

The partnership's cash and cash equivalents increased to $3,465,000 compared to $1,597,000 at December 31, 2001. The improvement from year end is due to $9,323,000 of cash provided by operating activities and $4,274,000 of cash provided by investing activities, which were partially offset by $11,729,000 of cash used in financing activities. Cash provided by investing activities consisted of the proceeds from the sales of three of the partnership's inns, offset by contributions to the property improvement fund and capital improvements and equipment purchases. Cash used in financing activities consisted of principal payments on the partnership's mortgage loan and changes to the restricted cash reserves as required under the terms of the mortgage debt.

SALES OF PROPERTIES. On July 29, 2002, the partnership sold its inn located in Montgomery, Alabama (classified as property held for sale on the accompanying balance sheet) for $3,125,000. The net proceeds from the sale of approximately $2.9 million were applied toward the partnership's mortgage debt, in accordance with the terms of the loan agreement. The partnership recognized a gain on the sale of approximately $2.1 million.

On August 12, 2002, the partnership sold its inn located in Charlotte (Airport), North Carolina (classified as property held for sale on the accompanying balance sheet) for $2,450,000. The net proceeds from the sale of approximately $341,000, which is net of approximately $1.9 million attributed to the ground lease buyout, were applied toward the partnership's mortgage debt, in accordance with the terms of the loan agreement. The partnership recognized a gain on the sale of approximately $185,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On August 14, 2002, the partnership sold its inn located in Atlanta (Southlake), Georgia (classified as property held for sale on the accompanying balance sheet) for $2,950,000. The net proceeds from the sale of approximately $2.8 million were applied toward the partnership's mortgage debt, in accordance with the terms of the loan agreement. The partnership recognized a gain on the sale of approximately $154,000.

On October 9, 2002, the partnership sold its inn located in Chicago (Lansing), Illinois (classified as property held for sale on the accompanying balance sheet) for $2,295,000. The net proceeds from the sale of approximately $665,000, which is net of approximately $1.4 million attributed to the ground lease buyout, will be applied toward the partnership's mortgage debt, in accordance with the terms of the loan agreement. The partnership will recognize a gain on the sale of approximately $846,000.

In addition, the partnership is currently marketing its Inns located in Charlotte (Northeast), North Carolina, Columbus, Ohio, Raleigh (Northeast), North Carolina and Orlando (South), Florida. There can be no assurance that any of these inns will ultimately be sold. These properties have been marketed with the consent of the partnership's lender. However, the consent may not be valid if an event of default exists. As described above, the partnership is in default and as such, lender's consent to a sale may be withheld.

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

The cost of future capital expenditures for the partnership's inns is estimated to exceed available funds. The partnership's property improvement fund became insufficient to meet anticipated capital expenditures in 1999 and continued to be insufficient through 2001. To address this shortfall, the partnership deposited an additional $2.4 million into the property improvement fund during 1999 from its partnership cash beyond the required contributions. In addition, the contribution rate to the property improvement fund was increased to 7% of gross sales for 1997 and thereafter. The partnership contributed $3.7 million and $4.3 million through the third quarters of 2002 and 2001, respectively, to the property improvement fund.

Based upon information provided by Sage, the estimated property improvement fund shortfall is expected to be $3.3 million of projected capital expenditure requirements by the end of 2003. Until the partnership reaches a resolution concerning funding of the partnership's operating and capital expenditure shortfalls, any proposed capital expenditures exceeding the amount available in the property improvement fund will be deferred.

In 2002, the partnership received a private complaint with respect to its Birmingham, Alabama property that it was not ADA compliant. The partnership is currently negotiating with the complainant to determine the scope of work required to make the property ADA compliant. It is believed that the cost of such work will not exceed $100,000.

In accordance with the property improvement plan with MII, the partnership is required to provide evidence by no later than November 30, 2003 that at least $23 million has been set aside to complete a portion of these capital improvements. If the capital improvements are not completed, the Franchise Agreement could be terminated and the Inns could not be operated as a "Fairfield Inn by Marriott". However, given the partnership's current financial condition, the partnership may be unable to bear the costs associated with becoming part of a nationally recognized hotel system. If this were to occur, the partnership would seek to become part of a comparable, nationally recognized hotel system in order to continue to comply with the obligations under its loan documents. If the partnership is unable to retain another nationally recognized manager, it could significantly impair its revenues and cash flow, and result in a default under its loan agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Beginning January 1, 2002, the partnership changed its interim reporting periods to reflect calendar quarters, rather than twelve-week periods as previously reported. Therefore, year to date 2002 reflects 273 revenue days compared to 250 revenue days for the comparable period of 2001. On a prorated basis for revenue days, rooms revenues have decreased, operating expenses have declined and operating profits are favorable compared to the prior year.

OPERATING (LOSS) PROFIT. Operating loss for the third quarter of 2002 increased by approximately $4.9 million to $3.0 million when compared to operating profit of $1.9 million for the third twelve week period in 2001. For the third quarter, the increase in operating loss is due to the loss on impairment of $5.3 million recorded during the third quarter of 2002. For the year-to-date comparable periods, operating profit decreased by $573,000 to $3.0 million. The decrease in operating profit is due to the loss on impairment of $5.3 million recorded during the third quarter of 2002 offset by an increase in revenues and a decrease in the remaining operating expenses as discussed below.

ROOMS REVENUES. Rooms revenues decreased $0.6 million, or approximately 3% to $21.4 million for the third quarter of 2002 from $22.0 million for the third twelve week period in 2001. For the year-to-date comparable periods, rooms revenues increased $1.2 million, or approximately 2%, to $61.4 million in 2002 from $60.2 million in 2001, reflecting a $1.04 increase in the average room rate to $55.47. However, partially offsetting this increase in average room rate was a decline in occupancy rates from the prior year of 3.7% to 60.9% for 2002. These changes in occupancy and room rates caused a decrease in revenue per available room of 4% to $33.78. The decrease in average occupancy was primarily the result of increased competition in the economy segment and exacerbated by the continued effect of the September 11th terrorist attacks, which hurt the hospitality industry in general, and the deferral of capital improvements needed to make the inns more competitive in their marketplaces because of the lack of funds. The increase in rooms revenues is not proportional to the decreases in occupancy and revenue per available room rate due to the change in interim reporting periods.

TOTAL REVENUES. Total revenues decreased $1.1 million, or 5%, to $21.4 million for the third quarter of 2002 from $22.5 million for the third twelve week period in 2001. Total revenues increased $1.2 million, or approximately 2%, to $63.4 million for the nine months ended September 30, 2002 from $62.2 million for the thirty-six weeks ended September 7, 2001. The decrease in total revenues for the third quarter is primarily due to the decrease in rooms revenues as discussed above, and a corresponding decrease in other inn revenues of $269,000. The increase in total revenues for the year-to-date period is primarily due to the final settlement of outstanding accruals maintained by the Partnership's former manager, MII. The partnership received approximately $700,000 from MII in April 2002. As a result of the settlement, the Partnership recognized non-recurring revenues of approximately $1.4 million. In the third quarter of 2002, the partnership recorded a charge of $206,000 against these revenues as a result of its notification from MII during the quarter of additional ground rent owed to MII for fiscal year 2001. The net increase in total revenues year-to-date from the prior year is also partially offset by other revenues of $656,000 that were recognized in the first quarter of 2001. The other revenues in 2001 represent a reimbursement of funds previously paid by the partnership to On Command Video to provide for television equipment maintenance. The television program provider determined that the equipment maintenance was no longer necessary and the funds were subsequently reimbursed to the partnership during the first quarter of 2001.

OPERATING EXPENSES. Operating expenses increased during the third quarter of 2002 by $3.9 million or 19% to $24.4 million when compared to the third twelve week period in 2001. For the nine months ended September 30, 2002, operating expenses increased by $1.8 million or 3% to $60.4 million when compared to the thirty-six week period ended September 7, 2001. These increases are primarily due to an impairment of long-lived assets of $5.3 million recorded by the partnership in the third quarter of 2002 related to its Inns located at Atlanta-Northlake, Georgia; Birmingham, Alabama; Detroit-Warren, Michigan; St. Louis-Hazelwood, Missouri; Greenville, South Carolina; and Orlando-South, Florida. These increases are offset by a decrease in ground rent of $659,000 for the third quarter of 2002, and $2.0 million for the nine months ended September 30, 2002, due to the concessions provided by Marriott International for fiscal year 2002. Additionally, incentive management fees are no longer owed by the partnership due to the termination of the management agreement with Fairfield FMC Corporation in 2001. These fees totaled $1.9 million for the thirty-six weeks ended September 7, 2001. Under the management agreement with Sage, the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

partnership must attain certain levels of net operating income before incentive management fees are owed. The partnership has not yet attained these levels of performance. Also offsetting the increase in operating expenses was a decrease in depreciation expense of $600,000 for the third quarter of 2002 and $1.1 million for the nine months ended September 30, 2002. Partially offsetting these decreases were increases in room expense of $400,000 and $1.1 million and base management fee of $250,000 and $700,000 for the three and nine months ended September 30, 2002, respectively.

INTEREST EXPENSE. Interest expense increased $98,000 to approximately $3.0 million in third quarter 2002 when compared to the third twelve week period in 2002. For the year-to-date comparable periods, interest expense increased by $437,000 to $9.3 million. This increase is due to the change in interim reporting periods, which results in 273 days of interest for the nine months ended September 30, 2002 compared to 250 days of interest for the thirty-six weeks ended September 7, 2001.

GAIN ON DISPOSITION OF PROPERTIES. During the third quarter of 2002, the partnership recorded gain on disposition of properties of $2.5 million related to the sale of its Inns located in Montgomery, Alabama; Charlotte-Airport, North Carolina; and Atlanta-Southlake, Georgia.

NET LOSS. The Partnership incurred a net loss of approximately $3.6 million in the third quarter of 2002 as compared to a net loss of $0.9 million in the third quarter of 2001. For the year-to-date comparable periods, net loss decreased $1.1 million to $3.6 million. This decrease is due primarily to the increase in revenues and decrease in operating expenses discussed above.

Seasonality The partnership's hotels have historically experienced seasonal variations typical of the hotel industry with higher revenues in the second and third quarters of the calendar years compared with the first and fourth quarters. Seasonality may affect hotel operating revenue but the partnership does not expect seasonal variations to have a material impact upon its financial results of operations.

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

Impairment of long-lived assets: At September 30, 2002 and December 31, 2001, the partnership had $99.5 million and $110.0 million of property and equipment
(net), and $1.9 million and $5.7 million of properties held for sale, accounting for approximately 86% and 89%, respectively, of the partnership's total assets. Property and equipment is carried at cost but is adjusted to fair value if there is an impairment loss.

During the years ended December 31, 2001, 2000, and 1999, the partnership recognized $3.8 million, $8.1 million, and $2.8 million, respectively, of impairment losses related to its property and equipment. For the quarter ended September 30, 2002, the partnership recognized an additional $5.2 million impairment loss related to property and equipment at its Inns located in Atlanta-Northlake, Georgia; Birmingham, Alabama; Detroit-Warren, Michigan; St. Louis-Hazelwood, Missouri; Greenville, South Carolina; and Orlando-South, Florida. An impairment loss must be recorded for an Inn if estimated undiscounted future cash flows are less than the book value of the Inn. Impairment losses are measured based on the estimated fair value of the Inn. In assessing the recoverability of the partnership's property and equipment

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

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

Deferred ground rent: Ground rent payable to Marriott International and its affiliates at September 30, 2002 and December 31, 2001 was $2,391,000 and $2,204,000, respectively, and is included in Due to Marriott International, Inc., affiliates and other on the accompanying condensed balance sheet. The partnership's deferred ground rent that remained payable at November 30, 2001 was waived in accordance with the amended lease agreement that was entered between the partnership and Marriott International and its affiliates. The amount of deferred ground rent waived as a result of the ground lease amendment will be recognized as a reduction in ground rent expense over the remaining life of the new lease term, which has been extended to November 30, 2098, since it represents a new operating lease as of November 30, 2001, for accounting purposes.

Due from/to manager: The partnership is required to provide Sage with the working capital sufficient to meet all disbursements and operating expenses necessary to permit the uninterrupted and efficient operations of the Inns. The net working capital of the Inns consists primarily of operating cash, trade receivables and payables, which are maintained by Sage. Upon termination of the management agreement with Sage, Sage is required to return the working capital to the partnership. As a result of these conditions, the components or working capital and supplies maintained by Sage are not reflected in the condensed financial statements, however, the partnership presents this net working capital as Due from/to Manager in the accompanying condensed balance sheet.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have market risk with respect to interest rates, foreign currency exchanges or other market rate or price risk, and we do not hold any financial instruments for trading purposes. As of September 30, 2002, all of our debt has a fixed interest rate.

ITEM 4.           CONTROLS AND PROCEDURES

The partnership's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. There has been no significant changes in the partnership's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

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

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         a)       Exhibits:

                  99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)       Reports on Form 8-K:

                  A Form 8-K with respect to the engagement of Ernst & Young, LLP as the partnership's independent auditors (Item 4) on September 13, 2002 was filed with the Securities and Exchange Commission during the three months ended September 30, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November, 2002.


                           FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                           By:      AP-Fairfield GP, LLC
                                    General Partner

                                    By:     AP-Fairfield Manager Corp.
                                            Manager

                                   By:           /s/ Carolyn Tiffany
                                          ------------------------------
                                                Carolyn Tiffany
                                                Vice President

                                 CERTIFICATIONS

         I, THOMAS C. STAPLES, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Fairfield Inn by Marriott Limited Partnership;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:    November 14, 2002         /s/ Thomas Staples
                                            ------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                 CERTIFICATIONS

         I, MICHAEL L. ASHNER, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Fairfield Inn by Marriott Limited Partnership;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:    November 14, 2002              /s/ Michael L. Ashner
                                            ------------------------------
                                                 Michael L. Ashner
                                                 Chief Executive Officer

                                  Exhibit Index

         Exhibit                                                                                           Page No.
         -------                                                                                           --------
99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                             23