Form 10-K
period 2002-12-31
FAIRFIELD INN BY MARRIOTT LTD PARTNERSHIP
filed 2003-04-02
CIK 855103

                                    FORM 10K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended                                 Commission File Number
December 31, 2002                                                        0-16728

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               52-1638296
          --------                                               ----------
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).

                            Yes        No  X
                               ------    -----

         There is no public market for the Limited Registrant Units. Accordingly, information with respect to the aggregate market value of Limited Registrant Units held by non-affiliates of Registrant has not been supplied.

                       Documents incorporated by reference
                       -----------------------------------
                                      None

                                                           Exhibit Index page 58

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

ITEM 1.  BUSINESS

General

         Fairfield Inn by Marriott Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on August 23, 1989 to acquire, own and operate 50 Fairfield Inn by Marriott properties (the "Inns"), which compete in the economy segment of the lodging industry. Effective August 16, 2001, AP-Fairfield GP LLC, a Delaware limited liability company, became the general partner of the Partnership. See "Restructuring Plan" below. During the year ended December 31, 2002, the Partnership sold four of its Inns, two of which leased their underlying land from Marriott International, Inc. ("Marriott International"), and retains an interest in 46 Inns. These sales are discussed further below.

The Partnership has experienced declining operations in 2002 and, as a result, failed to meet its debt service payments on its loan encumbering its properties since November 11, 2002. As such, the Partnership is in default on its mortgage loan and is currently negotiating with the lender to restructure the loan terms. If operating results do not significantly improve or a restructuring of the loan cannot be negotiated, the lender may or could seek to foreclose on the Inns. Further, it is expected that the Partnership will not be able to comply with the terms of the Restructuring Plan and make the $23 million in capital improvements by November 30, 2003, thereby creating a default under the Franchise Agreement and Ground Lease. On March 26, 2003, the Partnership received notice from Marriott International that it was in default under the ground lease agreements, due to its failure to pay the full amount due of minimum rentals owed under the Ground Leases beginning in January 2003. As a result of the current loan default and the possible future defaults, the Partnership may seek to protect its interest in the Inns by filing for bankruptcy protection. See "Restructuring Plan", "Ground Leases" and "Mortgage Debt" below.

         As of December 31, 2002, the Partnership leases the land underlying 30 of its Inns from Marriott International and some of its affiliates. The Partnership's 46 Inns are located in sixteen states. See "Item 2. Properties" below. Effective November 30, 2001, Sage Management Resources III, LLC ("Sage" or "Manager"), an affiliate of Sage Hospitality Resources, LLC, began providing management at the Inns. See "Restructuring Plan" below. Prior to such date, the Inns were managed by Fairfield FMC Corporation, a wholly owned subsidiary of Marriott International, as part of the Fairfield Inn by Marriott system under a long-term management agreement. Under Sage the Inns continue to be operated under the Fairfield Inn by Marriott system. Sage is a leading hotel management company that, including the Partnership's properties, owns, manages and/or operates 86 hotels located in 26 states. Of these hotels, 75 carry a Marriott flag including 63 Fairfield Inns.

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

         As a result of the Partnership's requirements to obtain the funds necessary to complete certain capital improvements by November 30, 2003, the continued decline in operations since 1996 and in an effort to reduce operating costs, the Partnership placed eight Inns on the market for potential sale, with the approval of its mortgage lender. Four of the eight Inns were sold during 2002. These four Inns are located in Montgomery, Alabama; Atlanta, Georgia; Chicago, Illinois; and Charlotte, North Carolina. The remaining four Inns that were still held for sale at December 31, 2002 are located in Orlando, Florida; Charlotte, North Carolina; Raleigh, North Carolina; and Columbus, Ohio. However, the lender's previously granted consent may not be valid as an event of default exists under the loan documents. There can be no assurance that the remaining Inns held for sale can be sold or, if sold, will be sold for an amount sufficient to make the necessary capital improvements. Therefore, the Partnership reclassified these Inns from properties held for sale and began depreciating their net book values in the first quarter of 2003, after the Partnership determined to no longer market these Inns for sale.

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

         On November 30, 2001, the Restructuring Plan was implemented as the Partnership (i) replaced Marriott International as the property manager at the Partnership's properties with Sage Management, (ii) entered into new Franchise Agreements with Marriott International, (iii) entered into Ground Lease modifications which provide for substantially reduced rent for the year 2002, and an extension of the term to November 30, 2098, (iv) agreed to complete the property improvement plans ("PIPs") required by Marriott International at the properties by no later than November 30, 2003 and (v) Marriott International waived its right to receive the deferred fees then owing to it.

         Pursuant to the terms of the management agreement with Sage, which agreement has a term of five years subject to early termination, the Partnership is required to pay Sage a management fee equal to 3% of adjusted gross revenues at the Partnership's properties. In addition, Sage is entitled to an annual incentive management fee equal to 10% of the excess earnings before interest, taxes, depreciation and amortization of the Partnership in excess of $25 million during the first three years. If the Partnership's earnings before interest, taxes, depreciation and amortization is not at least $25 million for the 2004 calendar year (subject to certain exceptions), the Partnership has the right to terminate Sage. See "The Fairfield Inn by Marriott System" below.

         The new Franchise Agreements are substantially similar to the prior agreements with Marriott International as they relate to the use of the "Fairfield Inn by Marriott" flag except that it is an event of default under the Ground Lease if the PIPs are not completed by November 30, 2003, which is likely. If the Partnership were to default on the Franchise Agreement, it would also constitute a default under the Ground Lease and the Loan encumbering the Partnership's properties. The Franchise Agreements permit the Inns to be operated as "Fairfield Inns by Marriott." See "The Fairfield Inn by Marriott System" below.

         If prior to November 30, 2003 the Partnership provides evidence to Marriott International that it has received a capital infusion (either by way of loan or otherwise) of not less than $23 million in order to fund the completion of the PIPs, that the Partnership is diligently pursuing completion of the PIPs, and certain other conditions are satisfied, the Ground Leases will be further modified to provide, among other things, for further substantial reductions in rent through December 31, 2004, for an additional option to purchase the fee interest in the properties on terms more favorable than those contained in the existing options, provided certain option payments are made, and for the shortening of the terms of the Ground Leases to December 31, 2052 with a Partnership right to extend the term for three successive periods of twelve years each. If the Partnership does not provide such evidence, which is likely, the additional purchase options granted in connection with the restructuring will be terminated.

         Also, as part of the restructuring plan, the Partnership filed a Form S-1 Registration Statement, in which the Partnership sought to offer its limited partners the right to purchase $23 million in subordinated notes due in 2007 (the "Offering"). The proceeds of the Offering were to have been used for capital improvements at the Inns. However, due to the Partnership's current financial difficulties, and in light of the decline in operations throughout 2001 and 2002, it was determined not to make the Offering and the Registration Statement was withdrawn. Accordingly, absent a significant increase in operating results, it is expected that the Partnership will not satisfy its obligations under the Restructuring Plan.

Declining Operations; Capital Shortfall

         The Inns have experienced a substantial decline in operating results over the past several years. Since 1996, our annual revenues have declined each year, from $97.4 million in 1996 to $78.8 million in 2002. The operating profit has declined over the same period from a $17.3 million operating profit in 1996 to a $2.5 million operating profit in 2002. The decline in Inn operations is primarily due to increased competition, over-supply of limited service hotels in the markets where the Partnership's Inns operate, increased pressure on room rates, the deferral of capital improvements needed to make the Inns more competitive in their marketplaces because of a lack of funds, and a slowdown in the economy resulting in a softness in the lodging industry as a whole. Exacerbating this trend was the impact of the events of September 11, 2001 which have had a significant detrimental effect on the hospitality business in general and the Inns in particular as travel nationwide has significantly declined. As of November 11, 2002, the Partnership is in default under the mortgage loan agreement due to its failure to pay the regularly scheduled debt service payment due on that date. The Partnership is also in default under the franchise agreements with Marriott International due to its failure to make its property improvement fund contributions beginning in September 2002, also resulting in technical default under the mortgage loan agreement. The Partnership has requested from the lender further modifications to the mortgage loan agreement, including paying debt service solely from available cash flow, selling certain of the Partnership's properties and applying the proceeds from the sales toward replenishing reserves held by the lender. If the lender is unwilling to grant the requested modifications the Partnership may be required to seek protection by filing for bankruptcy or the Partnership's properties may be lost through foreclosure.

         In light of the age of the Partnership's Inns, which range from 13 to 16 years, major capital expenditures will be required over the next several years to remain competitive in the markets where the Partnership operates and to satisfy brand standards, required by our management agreement. These capital expenditures include room refurbishments planned for 22 of our Inns over the next several years and the replacement of roofs and facades. As indicated above, it is unlikely that the improvements can be made without a significant increase in operating results. If the capital improvements are not completed, the Franchise Agreement could be terminated and the Inns could no longer be operated as "Fairfield Inn by Marriott". If this were to occur, which is likely, the Partnership would seek to become part of a comparable, nationally recognized hotel system in order to continue to comply with the obligations under our loan documents. If the Partnership is unable to retain another nationally recognized manager, it could significantly impair our revenues and our cash flow. Further, loss of the ability to operate as a "Fairfield Inn by Marriott" is a default under our loan agreement and ground lease which ultimately could result in a foreclosure on the Inns.

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

         Based on data by Smith Travel Research, supply in this sub-segment increased significantly in the late 1990's, growing at rates in excess of 11% annually, which exceeded demand growth for each year during the period from 1995 through 1999. Additionally, the supply growth rate is projected to continue to grow for the next three years, which will increase the competitive pressure on the Inns. These new products frequently reflect updated designs and features, which increases the need to make capital expenditures at the Inns in order for them to compete effectively. In addition to competing brands, customers compare the Inns to other Fairfield Inn by Marriott properties. The Fairfield by Marriott brand currently consists of 503 hotels, of which the Partnership owns 46, within the United States, and continues to grow, with 15 hotel openings and construction of an additional 23 inns expected to commence in 2003, according to our manager. The Partnership's Inns, which are 13 to 16 years old, struggle to compete with newer Fairfield Inn properties, which benefit from design enhancements and a more contemporary feel, as well as other limited service properties in the marketplaces where the Partnership operates.

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

         Beginning in 1997, the Partnership's Inns began participating in Marriott International's Marriott Rewards Program ("MRP"). The cost of this program is charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP revenues at each hotel or Inn. The total amounts of chain services and MRP costs allocated to the Partnership for the years ended December 31, 2002, 2001 and 2000 were $5.0 million, $1.8 million and $1.7 million, respectively. These expenses increased in 2002 due to the terms of the new franchise agreement entered with Marriott International effective November 30, 2001. This increase was offset by a decline in administrative expenses, such as central office services charged by Marriott International, which declined $3.5 million from 2001.

         In addition, Marriott International maintains a marketing fund to pay the costs associated with specified system-wide advertising, marketing, sales, promotional and public relations materials and programs. Each Inn within the system contributes approximately 2.5% (for 2002) and 2.4% (for 2001 and prior) of gross Inn revenues to the marketing fund. For the years ended December 31, 2002, 2001 and 2000, the Partnership contributed $1.9 million, $1.9 million and $2.5 million, respectively, to the marketing fund.

Ground Leases

         The land on which 30 of our Inns are located is leased from Marriott International or its affiliates. The leases, prior to the amendment discussed below, expired on November 30, 2088 and provide that, other than 2002, the Partnership will pay annual rents equal to the greater of a specified minimum rent for each property or a percentage rent based on gross revenues of the Inn operated on the land. The minimum rents are adjusted every five years based on changes in the Consumer Price Index. The percentage rent, which also varies from property to property, is fixed at predetermined percentages of gross revenues that increase over time. On November 30, 2001, the Partnership entered into an amendment to the ground lease which cancelled the Partnership's obligation to pay unpaid deferred ground rent for 2000 and 2001 in the amount of $2.2 million, reduced the minimum ground rent from $2.7 million to $100,000 for

2002, and extended the term of the lease to November 30, 2098. Further, if by November 30, 2003 the Partnership (i) receives a capital infusion (either by way of loan or otherwise) of not less than $23 million in order to fund the completion of the PIPs, (ii) is diligently pursuing completion of the PIPs, and
(iii) satisfies certain other conditions, the ground rent will be reduced through 2004 and the Partnership will have an option to acquire the fee interest in the land for a price equal to $45,776,611. It is currently not expected that the Partnership will be able to meet these conditions thereby resulting in a default under the Franchise Agreements, which would also constitute a default under the Ground Leases. Accordingly, not only could the Partnership lose the right to operate its Inns as a "Fairfield Inn by Marriott", but the 30 Inns subject to Ground Lease could be lost to the ground lessor.

         In connection with our 1997 refinancing, beginning in 1997 and continuing until the mortgage debt is repaid, the payment of rental expense exceeding 3% of gross revenues from the 30 leased Inns in the aggregate will be deferred in any year that cash flow is less than the regularly scheduled principal and interest payments on the mortgage debt. The deferred ground rent payment remains the Partnership's obligation and is payable thereafter to the extent that there is cash available after the payment of debt service and other obligations as required by agreements with the manager and the lender. At December 31, 2002, an aggregate of $4.7 million of ground rent was deferred. The amount of deferred ground rent for 2001 and prior waived as a result of the ground lease amendment of $2.2 million is recognized as a reduction in ground rent expense over the remaining life of the new lease term, since it represents a new operating lease as of November 30, 2001, for accounting purposes. Ground rent expense is recognized on a straight-line basis over the new lease term. The excess of ground rent expense recognized over rental payments required by the lease agreement of $2.5 million is deferred at December. 31, 2002.

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

         On March 26, 2003, the Partnership received notice from Marriott International that it was in default under the ground lease agreements, due to its failure to pay the full amount due of minimum rentals owed under the Ground Leases beginning in January 2003.

Mortgage Debt

         As of December 31, 2002, the Partnership has $137 million of mortgage debt. The mortgage debt is non-recourse, bears interest at a fixed rate of 8.40% and requires monthly payments of principal and interest based upon a 20-year amortization schedule for a 10-year term expiring January 11, 2007. Thereafter, until the final maturity date of January 11, 2017, interest is payable at an adjusted rate, as defined, and all excess cash flow is applied toward principal amortization. The mortgage debt is secured by first mortgages on all of the Inns, the land on which they are located, or an assignment of the Partnership's interest under the ground leases, including ownership interest in all improvements thereon, fixtures and personal property related thereto.

         The Partnership's mortgage lender, Nomura Asset Capital Corporation, securitized the loan through the issuance and sale of commercial mortgage backed securities backed by mortgages on a total of 71 properties. As described above, we have received a notice of default from the lender for failure to make debt service payments. We will continue to negotiate with the lender in an effort to restructure the loan. However, because the loan is part of securitization, such restructuring efforts are more difficult. If operating results do not significantly improve or a restructuring of the loan cannot be negotiated, the lender may seek to foreclose on the Inns. In such case, the Partnership may seek to protect its interest in the Inns by filing for bankruptcy protection. We previously reported to the limited partners that, as a result of our decline in operating performance, Fitch IBCA, a major credit rating agency, downgraded the two lowest classes of the CMBS on September 2, 1999. On May 23, 2000, Fitch IBCA once again downgraded the two lowest classes of the CMBS due to our continued decline in operating performance. The downgrade of these securities has no effect on the current terms of our mortgage debt, although it would impair our ability to obtain new funding from other sources.

Property Sales

         On July 29, 2002, the Partnership sold one of its inns located in Montgomery, Alabama for $3.1 million. The net proceeds from the sale of approximately $2.9 million were applied toward the Partnership's mortgage debt, in accordance with the terms of the loan agreement. The Partnership recognized a gain on the sale of approximately $2.1 million.

         On August 12, 2002, the Partnership sold its inn located in Charlotte (Airport), North Carolina for $2.5 million. The net proceeds from the sale of approximately $0.3 million, which is net of approximately $1.9 million attributed to the ground lease buyout, were applied toward the Partnership's mortgage debt, in accordance with the terms of the loan agreement. The Partnership recognized a gain on the sale of approximately $0.2 million.

         On August 14, 2002, the Partnership sold its inn located in Atlanta (Southlake), Georgia for approximately $3.0 million. The net proceeds from the sale of approximately $2.8 million were applied toward the Partnership's mortgage debt, in accordance with the terms of the loan agreement. The Partnership recognized a gain on the sale of approximately $0.2 million.

         On October 9, 2002, the Partnership sold its inn located in Chicago (Lansing), Illinois for $2.3 million. The net proceeds from the sale of approximately $1.4 million, which is net of approximately $0.7 million attributed to the ground lease buyout, will be applied toward the Partnership's mortgage debt, in accordance with the terms of the loan agreement. The Partnership recognized a gain on the sale of approximately $1.1 million.

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

Seasonality

         Demand at the Inns is affected by normally recurring seasonal patterns. For most of the Inns, demand is higher in the spring and summer months (March through October) than during the remainder of the year. As a result of the economic slowdown and events of September 11, fourth quarter 2002 and 2001 operations were significantly lower than the same period in 2000.

ITEM 2.  PROPERTIES

         The Partnership's portfolio consists of 46 Fairfield Inn by Marriott properties as of March 31, 2003. The Inns, which range in age between 13 and 16 years, are geographically diversified among 16 states.

            The following table presents the location and number of rooms for each of the Inns. All of the Inns are managed by Sage. See Item 1. Business. The land on which the Inns are located is either owned by us or leased under a long-term agreement.

           Location of Inn                                 Number of Rooms
           ---------------                                 ---------------
           Alabama
                Birmingham--Homewood(1)                           132
           California
                Los Angeles--Buena Park(1)                        135
                Los Angeles--Placentia                            135
           Florida
                Gainesville(1)                                    135
                Miami--West(1)                                    135
                Orlando--International Drive(1)                   135
                Orlando--South(1)                                 132
           Georgia
                Atlanta--Airport(1)                               132
                Atlanta--Gwinnett Mall                            135
                Atlanta--Northlake(1)                             133
                Atlanta--Northwest(1)                             130
                Atlanta--Peachtree Corners                        135
                Savannah(1)                                       135
           Iowa
                Des Moines--West(1)                               135
           Illinois
                Bloomington--Normal(1)                            128
                Peoria                                            135
                Rockford                                          135
           Indiana
                Indianapolis--Castleton(1)                        132
                Indianapolis--College Park                        132
           Kansas
                Kansas City--Merriam                              135
                Kansas City--Overland Park                        134



           Michigan
                Detroit--Airport(1)                               133
                Detroit--Auburn Hills(1)                          134
                Detroit--Madison Heights(1)                       134
                Detroit--Warren(1)                                132
                Detroit--West (Canton)(1)                         133
                Kalamazoo(1)                                      133
           Missouri
                St.  Louis--Hazelwood                             135
           North Carolina
                Charlotte--Northeast(1)                           133
                Durham(1)                                         135
                Fayetteville(1)                                   135
                Greensboro(1)                                     135
                Raleigh--Northeast(1)                             132
                Wilmington                                        134
           Ohio
                Cleveland--Airport                                135
                Columbus--North(1)                                135
                Dayton--North(1)                                  135
                Toledo--Holland                                   134
           South Carolina
                Florence                                          135
                Greenville                                        132
                Hilton Head(1)                                    119
           Tennessee
                Johnson City(1)                                   132
           Virginia
                Hampton                                           134
                Virginia Beach(1)                                 134
           Wisconsin
                Madison(1)                                        135
                Milwaukee--Brookfield                             135

           TOTAL                                                6,138

(1) The land on which the Inn is located is leased by the Partnership from Marriott International under a long-term lease agreement. See "Item 1. Business-Ground Lease."

Schedule of Properties

            The following table sets forth as of December 31, 2002, the gross carrying value, accumulated depreciation and federal tax basis for each of the Inns. The rate and method of depreciation varies at each property. See, "Item 8. Financial Statements and Supplementing Data, Notes 2 and 3" for additional information.

Location of Inn                             Gross Carrying Value       Accumulated Depreciation       Federal Tax Basis
---------------                             --------------------       ------------------------       -----------------
Alabama
    Birmingham--Homewood                        $4,385,000                   $3,867,000                 $2,415,000
California
    Los Angeles--Buena Park                      3,502,000                    3,002,000                  2,239,000
    Los Angeles--Placentia                       7,582,000                    3,466,000                  4,098,000
Florida
    Gainesville                                  4,891,000                    2,993,000                  1,989,000
    Miami--West                                  5,913,000                    3,257,000                  2,521,000
    Orlando--International Drive                 5,583,000                    3,176,000                  2,408,000
    Orlando--South                               3,790,000                    3,326,000                  2,573,000
Georgia
    Atlanta--Airport                             3,754,000                    3,215,000                  2,414,000
    Atlanta--Gwinnett Mall                       6,420,000                    3,084,000                  3,327,000
    Atlanta--Northlake                           4,179,000                    3,504,000                  2,415,000
    Atlanta--Northwest                           6,028,000                    3,888,000                  2,397,000
    Atlanta--Peachtree Corners                   4,704,000                    2,818,000                  3,143,000
    Savannah                                     5,032,000                    2,785,000                  2,285,000
Iowa
    Des Moines--West                             5,510,000                    3,394,000                  2,179,000
Illinois
    Bloomington--Normal                          6,219,000                    3,786,000                  2,596,000
    Peoria                                       6,703,000                    3,429,000                  3,434,000
    Rockford                                     5,975,000                    3,379,000                  2,751,000
Indiana
    Indianapolis--Castleton                      5,622,000                    3,459,000                  2,373,000
    Indianapolis--College Park                   6,302,000                    3,528,000                  2,944.000
Kansas
    Kansas City--Merriam                         5,769,000                    3,026,000                  2,756,000
    Kansas City--Overland Park                   6,649,000                    3,278,000                  3,398,000
Michigan
    Detroit--Airport                             5,896,000                    3,444,000                  2,578,000
    Detroit--Auburn Hills                        6,601,000                    3,641,000                  3,170,000
    Detroit--Madison Heights                     6,375,000                    3,620,000                  2,861,000
    Detroit--Warren                              4,755,000                    3,553,000                  2,317,000
    Detroit--West (Canton)                       5,848,000                    3,644,000                  2,428,000
    Kalamazoo                                    5,665,000                    3,099,000                  2,540,000
Missouri
    St. Louis--Hazelwood                         6,168,000                    3,212,000                  3,204,000



North Carolina
    Charlotte--Northeast                         3,454,000                    3,074,000                  2,269,000
    Durham                                       5,190,000                    3,107,000                  2,145,000
    Fayetteville                                 5,004,000                    2,841,000                  2,087,000
    Greensboro                                   5,224,000                    3,045,000                  2,232,000
    Raleigh--Northeast                           2,927,000                    2,624,000                  2,250,000
    Wilmington                                   5,714,000                    3,162,000                  2,623,000
Ohio
    Cleveland--Airport                           7,041,000                    3,504,000                  3,698,000
    Columbus--North                              2,873,000                    2,873,000                  2,163,000
    Dayton--North                                5,266,000                    3,234,000                  2,183,000
    Toledo--Holland                              5,990,000                    3,311,000                  2,805,000
South Carolina
    Florence                                     5,434,000                    3,102,000                  2,355,000
    Greenville                                   4,471,000                    3,122,000                  3,098,000
    Hilton Head                                  6,897,000                    3,231,000                  3,421,000
Tennessee
    Johnson City                                 3,859,000                    2,927,000                  2,370,000
Virginia
    Hampton                                      6,120,000                    2,935,000                  3,356,000
    Virginia Beach                               5,039,000                    3,017,000                  2,115,000
Wisconsin
    Madison                                      5,392,000                    3,360,000                  2,190,000
    Milwaukee--Brookfield                        5,395,000                    2,868,000                  2,639,000

TOTAL                                         $247,110,000                 $149,210,000               $121,752,000

Occupancy

         The following table sets forth the average occupancy rates at the Inns for the years ended December 31, 2002, 2001 and 2000

Location of Inn                                    2002                     2001                      2000
---------------                                    ----                     ----                      ----
Alabama
   Birmingham--Homewood                           60.0%                     60.8%                    65.8%
California
   Los Angeles--Buena Park                        60.2%                     68.3%                    73.4%
   Los Angeles--Placentia                         67.4%                     74.9%                    75.5%
Florida
   Gainesville                                    64.4%                     61.6%                    65.1%
   Miami--West                                    68.9%                     72.7%                    80.0%
   Orlando--International Drive                   56.0%                     63.2%                    82.6%
   Orlando--South                                 48.9%                     55.6%                    70.9%
Georgia
   Atlanta--Airport                               60.6%                     70.0%                    71.7%
   Atlanta--Gwinnett Mall                         48.5%                     59.1%                    68.7%
   Atlanta--Northlake                             48.0%                     59.5%                    70.7%
   Atlanta--Northwest                             54.0%                     58.3%                    67.9%
   Atlanta--Peachtree Corners                     46.1%                     59.6%                    71.8%
   Savannah                                       66.5%                     67.6%                    71.9%



Iowa
   Des Moines--West                               65.6%                     63.1%                    65.7%
Illinois
   Bloomington--Normal                            60.1%                     68.3%                    68.4%
   Peoria                                         61.3%                     64.5%                    63.7%
   Rockford                                       51.3%                     57.4%                    59.5%
Indiana
   Indianapolis--Castleton                        54.3%                     61.1%                    66.2%
   Indianapolis--College Park                     50.2%                     58.0%                    61.5%
Kansas
   Kansas City--Merriam                           60.9%                     64.5%                    66.8%
   Kansas City--Overland Park                     55.2%                     58.3%                    65.8%
Michigan
   Detroit--Airport                               75.2%                     79.5%                    88.2%
   Detroit--Auburn Hills                          61.4%                     65.2%                    77.0%
   Detroit--Madison Heights                       64.0%                     69.6%                    78.6%
   Detroit--Warren                                50.1%                     60.1%                    72.6%
   Detroit--West (Canton)                         61.4%                     68.1%                    76.4%
   Kalamazoo                                      62.8%                     63.0%                    63.6%
Missouri
   St. Louis--Hazelwood                           57.6%                     63.6%                    69.0%
North Carolina
   Charlotte--Northeast                           38.5%                     38.3%                    54.9%
   Durham                                         66.2%                     67.1%                    71.3%
   Fayetteville                                   84.4%                     64.4%                    70.7%
   Greensboro                                     63.6%                     59.8%                    64.4%
   Raleigh--Northeast                             56.2%                     52.5%                    54.8%
   Wilmington                                     56.8%                     53.3%                    62.0%
Ohio
   Cleveland--Airport                             54.8%                     61.0%                    67.6%
   Columbus--North                                59.1%                     67.1%                    71.2%
   Dayton--North                                  66.4%                     65.7%                    72.5%
   Toledo--Holland                                59.5%                     65.2%                    67.0%
South Carolina
   Florence                                       74.4%                     71.1%                    66.8%
   Greenville                                     53.5%                     57.4%                    65.4%
   Hilton Head                                    58.5%                     52.5%                    65.8%
Tennessee
   Johnson City                                   53.3%                     51.6%                    53.6%
Virginia
   Hampton                                        57.5%                     55.4%                    61.2%
   Virginia Beach                                 68.4%                     66.8%                    68.4%
Wisconsin
   Madison                                        59.1%                     60.0%                    62.6%
   Milwaukee--Brookfield                          53.9%                     62.2%                    69.6%

Total Average Occupancy                           59.2%                     62.0%                    68.0%

Room Rates

         The following table sets forth the average daily room rates at the Inns for the years ended December 31, 2002, 2001 and 2000. Average daily room rate is the annual room revenue divided by the number of paid occupied rooms for the year.

Location of Inn                                    2002                     2001                      2000
---------------                                    ----                     ----                      ----
Alabama
   Birmingham--Homewood                           $49.52                   $50.11                    $49.15
California
   Los Angeles--Buena Park                        $51.98                   $55.19                    $49.28
   Los Angeles--Placentia                         $57.14                   $56.13                    $52.18
Florida
   Gainesville                                    $51.49                   $49.47                    $47.78
   Miami--West                                    $57.16                   $63.04                    $64.94
   Orlando--International Drive                   $61.74                   $59.10                    $59.94
   Orlando--South                                 $46.94                   $45.96                    $47.44
Georgia
   Atlanta--Airport                               $52.82                   $48.99                    $48.17
   Atlanta--Gwinnett Mall                         $53.51                   $54.51                    $47.91
   Atlanta--Northlake                             $52.05                   $49.46                    $47.30
   Atlanta--Northwest                             $54.32                   $52.82                    $53.64
   Atlanta--Peachtree Corners                     $46.09                   $46.31                    $46.14
   Savannah                                       $56.31                   $54.18                    $54.85
Iowa
   Des Moines--West                               $52.03                   $54.81                    $54.51
Illinois
   Bloomington--Normal                            $59.87                   $58.71                    $59.08
   Peoria                                         $56.19                   $52.62                    $49.99
   Rockford                                       $49.80                   $47.28                    $50.76
Indiana
   Indianapolis--Castleton                        $53.84                   $52.99                    $60.09
   Indianapolis--College Park                     $51.98                   $48.27                    $52.36
Kansas
   Kansas City--Merriam                           $49.40                   $48.56                    $53.79
   Kansas City--Overland Park                     $56.06                   $55.32                    $57.29
Michigan
   Detroit--Airport                               $61.68                   $70.06                    $71.48
   Detroit--Auburn Hills                          $59.76                   $64.86                    $73.08
   Detroit--Madison Heights                       $64.57                   $62.31                    $61.54
   Detroit--Warren                                $53.57                   $55.62                    $58.63
   Detroit--West (Canton)                         $57.62                   $60.96                    $63.33
   Kalamazoo                                      $54.90                   $54.22                    $54.12
Missouri
   St. Louis--Hazelwood                           $50.38                   $50.01                    $45.66
North Carolina
   Charlotte--Northeast                           $45.86                   $47.68                    $47.05
   Durham                                         $51.87                   $51.57                    $51.08
   Fayetteville                                   $59.80                   $53.55                    $48.21
   Greensboro                                     $57.26                   $57.64                    $59.71
   Raleigh--Northeast                             $48.68                   $51.20                    $54.63
   Wilmington                                     $54.11                   $56.26                    $56.02



Ohio
   Cleveland--Airport                             $55.03                   $56.20                    $60.03
   Columbus--North                                $53.77                   $49.86                    $50.29
   Dayton--North                                  $52.25                   $52.04                    $59.56
   Toledo--Holland                                $51.69                   $52.52                    $54.00
South Carolina
   Florence                                       $53.45                   $51.53                    $52.60
   Greenville                                     $44.75                   $45.37                    $46.84
   Hilton Head                                    $65.22                   $64.28                    $57.08
Tennessee
   Johnson City                                   $50.88                   $46.00                    $44.10
Virginia
   Hampton                                        $57.94                   $51.50                    $49.02
   Virginia Beach                                 $59.67                   $54.89                    $53.34
Wisconsin
   Madison                                        $52.13                   $48.45                    $48.93
   Milwaukee--Brookfield                          $56.46                   $52.95                    $54.06

Total Average Room Rate                          $54.31                   $53.48                    $54.06

Real Estate Taxes

         Real estate taxes billed and rates in 2002 for each of the Inns were:

Location of Inn                                    Billing                   Rate(1)
---------------                                    -------                   -------
Alabama
   Birmingham--Homewood                            $41,781                   1.50%
California
   Los Angeles--Buena Park                         $46,834                   1.15%
   Los Angeles--Placentia                          $51,153                   1.15%
Florida
   Gainesville                                     $62,981                   2.42%
   Miami--West                                     $69,005                   2.10%
   Orlando--International Drive                    $96,582                   2.05%
   Orlando--South                                  $50,919                   1.99%




Georgia
   Atlanta--Airport                                $36,130                   1.27%
   Atlanta--Gwinnett Mall                          $46,631                   1.28%
   Atlanta--Northlake.                             $86,142                   1.51%
   Atlanta--Northwest                              $87,602                   2.08%
   Atlanta--Peachtree Corners                      $44,618                   1.27%
   Savannah                                        $77,360                   1.69%
Iowa
   Des Moines--West                                $98,585                   3.19%
Illinois
   Bloomington--Normal                             $77,806                   2.36%
   Peoria                                         $101,953                   2.65%
   Rockford                                       $127,666                   3.59%
Indiana
   Indianapolis--Castleton                         $46,932                   2.12%
   Indianapolis--College Park                      $49,540                   2.20%
Kansas
   Kansas City--Merriam                            $71,692                   2.50%
   Kansas City--Overland Park                      $68,769                   2.16%
Michigan
   Detroit--Airport                                $80,126                   2.49%
   Detroit--Auburn Hills                           $88,523                   1.23%
   Detroit--Madison Heights                       $118,234                   2.21%
   Detroit--Warren                                 $63,686                   1.72%
   Detroit--West (Canton)                          $60,788                   1.66%
   Kalamazoo                                       $58,520                   2.04%
Missouri
   St. Louis--Hazelwood                            $87,648                   2.92%
North Carolina
   Charlotte--Northeast                            $32,771                   1.31%
   Durham                                          $38,846                   1.30%
   Fayetteville                                    $64,271                   1.46%
   Greensboro                                      $30,725                   1.24%
   Raleigh--Northeast                              $27,756                   0.95%
   Wilmington                                      $35,527                   1.16%
Ohio
   Cleveland--Airport                             $102,936                   2.04%
   Columbus--North                                 $59,630                   2.33%
   Dayton--North                                   $60,451                   1.90%
   Toledo--Holland                                 $38,397                   1.41%
South Carolina
   Florence                                        $34,931                   1.25%
   Greenville                                      $48,082                   1.76%
   Hilton Head                                     $55,261                   1.40%
Tennessee
   Johnson City                                    $39,850                   1.63%
Virginia
   Hampton                                         $24,185                   0.69%
   Virginia Beach                                  $44,735                   1.22%

Wisconsin
   Madison                                         $62,168                   2.28%
   Milwaukee--Brookfield                           $58,172                   1.61%

         (1) The real estate tax rates calculated by dividing the 2002 tax liability by the 2002 assessed value of the property.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

         Units of the Partnership are not publicly traded. There are certain restrictions set forth in the Partnership's amended limited partnership agreement (the "Limited Partnership Agreement") that may limit the ability of a limited partner to transfer Units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or for any other reason.

         As of March 1, 2003, there were 2,484 holders of Units of the Partnership, owning an aggregate of 83,337 Units.

         The Partnership made a distribution of $2.4 million during the year ended December 31, 2002 and none during the year ended December 31, 2001. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for a discussion of additional factors which may affect the Partnership's ability to pay distributions.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected historical financial data for each of the five years in the period ended December 31, 2002, which data has been derived from our audited financial statements for those years. You should read the following selected financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements included herein.

                             Selected Financial Data
             (in thousands, except per unit amounts and ratio data)

                                              2002          2001          2000          1999          1998
                                              ----          ----          ----          ----          ----
Income Statement Data:
  Revenues                                   $78,797      $ 83,865     $ 91,478      $ 93,084      $ 94,370
  Operating (loss) profit                        (3)           496      (2,848)         3,885         (522)
  Net (loss) income                          (8,548)      (11,472)        8,709       (8,552)      (12,999)
  Net (loss) income per limited
    partner unit (83,337 Units)                (102)         (136)          103         (102)         (154)
Balance Sheet Data:
  Total assets                              $114,901      $136,967     $147,082      $163,574      $173,064
  Total liabilities                          150,650       161,768      160,411       185,612       186,550
Other Data (unaudited):
  Cash distributions per limited              $28.51            --           --            --            --
    partner unit (83,337 Units)
  Deficiency of earnings to fixed             $8,548       $11,472      $14,774       $ 8,552       $12,999
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

GENERAL

         The Partnership is the owner of 46 limited service Inns, which are operated as part of the Fairfield Inn by Marriott system, and until November 30, 2001, managed by Fairfield FMC Corporation. Beginning November 30, 2001, Sage began providing management at the properties. Under Sage the Inns continue to be operated under the Fairfield Inn by Marriott system.

         During the period from 2000 through 2002, the Partnership's revenues declined from $91.5 million to $78.8 million. The Partnership's revenues are primarily a function of room revenues generated per available room or "RevPAR." RevPAR represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance. During the period from 2000 through 2002, the Partnership's combined RevPAR decreased approximately 13% from $36.76 to $32.15.

         As a result of the decline in the economy, combined with the effect of the September 11, 2001 terrorist attacks, the hospitality and travel industry experienced a significant decrease in operations beginning in the second half of 2001 and throughout 2002. Further exacerbating this decrease is the age of the Partnership's Inns (between 13 and 16 years old) that causes disadvantages when competing with newer limited service hotels. The Partnership's revenues decreased $5.1 million, or 6.0%, to $78.8 million in 2002 from $83.9 million in 2001, primarily as a result of decreases in occupancy, which had been flat or decreasing throughout 2002.

         The Partnership's operating costs and expenses are, to a great extent, fixed. Therefore, the Partnership derives substantial operating leverage from increases in revenue. Operating leverage is offset primarily by certain variable expenses, including base and incentive management fees which are calculated based on Inn sales.

         The table below presents performance information for the Inns for the indicated periods:

                                                      2002             2001             2000
                                                      ----             ----             ----
         As of December 31,
         ------------------
         Number of properties                           46               50               50
         Number of rooms                             6,138            6,675            6,676

         Year ended December 31,
         -----------------------
         Average daily rate                         $54.31           $53.48           $54.06
         Occupancy                                   59.2%            62.0%            68.0%
         RevPAR                                     $32.15           $33.14           $36.76
         % RevPAR change                            (3.0%)           (9.8%)           (1.2%)

RESULTS OF OPERATIONS

         The following discussion and analysis addresses results of operations for the three years ended December 31, 2002 and should be read together with the "Selected Financial Data" and historical financial statements and related notes included elsewhere herein.

2002 compared to 2001

         Rooms Revenues: Rooms revenues decreased $4.8 million, or approximately 5.9% to $76.7 million in 2002 from $81.5 million in 2001, reflecting a 2.8 percentage point decrease in average occupancy to 59.2%. The decrease in average occupancy was primarily the result of the increased competition in the economy segment which was exacerbated by the general downturn in the economy experienced during 2002, which hurt the hospitality industry in general. Revenues also declined due to the sale of four of the Partnership's hotels during 2002. Excluding the effect on revenues of the sale of these four hotels, rooms revenues for the remaining 46 inns decreased $3.0 million, or approximately 3.9% to $73.0 million in 2002 from $76.0 million in 2001. In 2002, total Inn revenues decreased $5.1 million, or 6.0%, to $78.8 million when compared to $83.9 million in 2001.

         Operating Expenses: Operating expenses decreased $4.6 million, or 5.5%, to $78.8 million when compared to 2001. The individual components are discussed below.

         Room Costs: In 2002, rooms costs decreased $1.1 million, or 4.2%, to $25.3 million when compared to 2001. The overall decrease in controllable room costs is a result of the occupancy decreases at the Inns. Room costs in 2002 were also lower due to the sale of four of the hotels during 2002.

         Selling, Administrative and other: Selling, administrative and other expenses decreased by $1.3 million in 2002 to $25.8 million, or a 4.8% decrease when compared to 2001. The decrease in expenses was due to a decrease in repairs and maintenance expenses.

         Fairfield Inn system fee: In connection with the Partnership's termination of the management agreement with Fairfield FMC Corporation on November 30, 2001, the Partnership's obligation to pay system fees is now included in its franchise fees paid to Marriott International. In 2001, the Partnership recognized $2.4 million in Fairfield Inn system fee expenses.

         Insurance and other: Insurance and other expenses decreased by $1.1 million in 2002 to $3.0 million, or a 26% decrease when compared to 2001. The decrease in expense is primarily due the following expenses incurred in 2001: the payment of a franchise application fee of $500,000 to Marriott International in connection with the new franchise agreement, legal expenses incurred in connection with the restructuring, and expenses associated with the transition of the management of the Inns from Marriott International to Sage.

         Termination of management agreement: In connection with the termination of the Management Agreement with Fairfield FMC Corporation, the Partnership paid Marriott International $500,000 and wrote off deferred incentive fees of $2.8 million as the fees were no longer due.

         Loss on impairment of long-lived assets: In 2002, the Partnership recorded impairment of long-lived assets of $5.3 million related to its Inns located in Atlanta (Northlake), Georgia; Birmingham, Alabama; Detroit (Warren), Michigan; St. Louis (Hazelwood), Missouri; Greenville, South Carolina; and Orlando (South), Florida. The Partnership recorded an impairment charge of $3.8 million in 2001 related to the Inns located in Greenville, South Carolina; Charlotte (Northeast), North Carolina; Charlotte (Airport), North Carolina; Chicago (Lansing), Illinois; Atlanta (Southlake), Georgia; and Atlanta (Peachtree Corners), Georgia.

         Operating (Loss) Profit: As a result of the changes in revenues and operating expenses discussed above, operating loss increased by $499,000, resulting in an operating loss of $3,000 in 2002 compared to operating profit of $496,000 in 2001.

         Interest Expense: Interest expense decreased by $530,000 to $12.3 million in 2002 when compared to 2001. This decrease is due to the payment of $11.4 million of principal on the mortgage debt.

         Gain on Disposition of Properties: During 2002, the Partnership recorded gain on disposition of properties of $3.5 million related to the sale of its Inns located in Montgomery, Alabama; Charlotte-Airport, North Carolina; Atlanta-Southlake, Georgia; and Chicago-Lansing, Illinois.

         Net Loss: Net loss for 2002 was $8.5 million compared to net loss of $11.5 million for 2001. The decrease is primarily due to the $3.5 million gain on disposition of four of the Partnership's properties and decreases in operating expenses, offset by the decrease in revenues.

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

         Operating Expenses: Operating expenses decreased $11 million, or 11.6%, to $83.4 million when compared to 2000. The individual components are discussed below.

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

         Termination of Management Agreement: In connection with the termination of the Management Agreement with Fairfield FMC Corporation, $2.0 million and $2.8 million of incentive fees earned in 2001 and 2000, respectively, were no longer due under the terms of the Management Agreement. Deferred incentive fees of $2.8 million related to 2000, net of a $500,000 payment to the Manager, have been reflected in the 2001 statement of operations in the line titled Termination of Management Agreement. Incentive fees for 2001 were not recognized in the 2001 statement of operations due to the termination of the Management Agreement with Fairfield FMC Corporation.

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

LIQUIDITY AND CAPITAL RESOURCES

         GOING CONCERN AND OTHER IMPORTANT RISK FACTORS: Adequate liquidity and capital are critical to the Partnership's ability to continue as a going concern. The Partnership's Inns have experienced a substantial decline in operating results over the past several years. Since 1998, the Partnership's annual revenues have declined each year, from $94.4 million in 1996 to $78.8 million in 2002. The Partnership did not have sufficient cash flow from current operations to make its required debt service payment in November 2002, nor did it have sufficient cash flow to make its property improvement fund contributions beginning in September 2002. These factors and those discussed below raise substantial doubt about the Partnership's ability to continue as a going concern.

         The Partnership has faced increasing needs to make substantial capital improvements to its Inns to enable it to compete more effectively in the markets and to satisfy standards for the Fairfield Inn brand, as required by the franchise agreements. The Partnership had approximately $5.9 million of unrestricted cash as of December 31, 2002. In addition, the Partnership had approximately $2.8 million in its property improvement fund as of December 31, 2002.

         Further to the slowdown in the hotel industry (due to softness in the economy), the September 11th terrorist attacks have caused general travel in the United States to significantly decline, thereby further exacerbating the Partnership's financial difficulties. The Partnership had significant declines in occupancy levels and RevPAR in the fourth quarter of 2001 as a result. While the Partnership is working with Sage to attempt to offset this trend, the Partnership's results in 2002 were also below historical levels.

         The Partnership had $135.7 million of mortgage debt outstanding as of December 31, 2002. The annual principal and interest debt service requirements are approximately $17 million. As of November 11, 2002, the Partnership is in default under the mortgage loan agreement due to its failure to pay the regularly scheduled debt service payment due on that date. The Partnership is also in default under the franchise agreements with Marriott International due to its failure to make its property improvement fund contributions beginning in September 2002, also resulting in technical default under the mortgage loan agreement. The Partnership has requested from the lender further modifications to the mortgage loan agreement. These modifications included paying debt service solely from available cash flow, selling certain of the Partnership's properties and applying the proceeds from the sales toward replenishing reserves held by the lender. If the lender is unwilling to grant the requested modifications the Partnership may be required to seek protection by filing for bankruptcy or the Partnership's properties may be lost through foreclosure.

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

         The Partnership's cash and cash equivalents increased to $5.9 million at December 31, 2002 compared to $5.4 million at December 31, 2001. The increase from the prior year is due to $6.5 million of cash provided by operating activities and $8.7 million of cash provided by investing activities, which were partially offset by $14.6 million of cash used in financing activities. Cash provided by investing activities consisted of the proceeds from the sales of four of the Partnership's inns, offset by contributions to the property improvement fund and capital improvements and equipment purchases. Cash used in financing activities consisted of principal payments on the Partnership's mortgage loan, a distribution to partners, and changes to the restricted cash reserves as required under the terms of the mortgage debt.

         SALES OF PROPERTIES. On July 29, 2002, the Partnership sold its Inn located in Montgomery, Alabama (classified as property held for sale on the accompanying balance sheet) for $3.1 million. The net proceeds from the sale of approximately $2.9 million were applied toward the Partnership's mortgage debt, in accordance with the terms of the loan agreement. The Partnership recognized a gain on the sale of approximately $2.1 million.

         On August 12, 2002, the Partnership sold its Inn located in Charlotte (Airport), North Carolina (classified as property held for sale on the accompanying balance sheet) for $2.5 million. The net proceeds from the sale of approximately $300,000, which is net of approximately $1.9 million attributed to the ground lease buyout, were applied toward the Partnership's mortgage debt, in accordance with the terms of the loan agreement. The Partnership recognized a gain on the sale of approximately $200,000.

         On August 14, 2002, the Partnership sold its Inn located in Atlanta (Southlake), Georgia (classified as property held for sale on the accompanying balance sheet) for $3.0 million. The net proceeds from the sale of approximately $2.8 million were applied toward the Partnership's mortgage debt, in accordance with the terms of the loan agreement. The Partnership recognized a gain on the sale of approximately $200,000.

         On October 9, 2002, the Partnership sold its Inn located in Chicago (Lansing), Illinois (classified as property held for sale on the accompanying balance sheet) for $2.3 million. The net proceeds from the sale of approximately $1.4 million, which is net of approximately $700,000 attributed to the ground lease buyout, were applied toward the Partnership's mortgage debt, in accordance with the terms of the loan agreement. The Partnership recognized a gain on the sale of approximately $1.1 million.

         In addition, the Partnership had been marketing its Inns located in Charlotte (Northeast), North Carolina, Columbus, Ohio, Raleigh (Northeast), North Carolina and Orlando (South), Florida, all classified as properties held for sale on the accompanying balance sheet. These properties had been marketed with the consent of the Partnership's lender. However, the consent may not be valid if an event of default exists. As described above, the Partnership is in default and as such, lender's consent to a sale may be withheld. There can be no assurance that any of these Inns will ultimately be sold. Therefore, the Partnership reclassified these Inns from properties held for sale and began depreciating their net book values in the first quarter of 2003, after the Partnership determined to no longer market these Inns for sale.

         SHORTFALL IN FUNDS AVAILABLE FOR CAPITAL EXPENDITURES: In light of the age of the Partnership's Inns, which range from 13 to 16 years, major capital expenditures are required over the next several years in an effort to remain competitive in the markets where the Partnership operates and to satisfy brand standards required by the franchise agreement. These capital expenditures include room refurbishments planned for 22 of the Inns over the next several years and the replacement of roofs, facades, carpets, wall vinyl and furniture. The capital expenditure needs for the Partnership's Inns for 2002 and 2003 are estimated to total approximately $19 million.

         The cost of future capital expenditures for the Partnership's inns is estimated to exceed available funds. The Partnership's property improvement fund became insufficient to meet anticipated capital expenditures in 1999 and continued to be insufficient through 2002. To address this shortfall, the Partnership deposited an additional $2.4 million into the property improvement fund during 1999 from its Partnership cash beyond the required contributions. In addition, the contribution rate to the property improvement fund was increased to 7% of gross sales for 1997 and thereafter. The Partnership contributed $3.5 million and $5.8 million during 2002 and 2001, respectively, to the property improvement fund.

         Based upon information provided by Sage, the estimated property improvement fund shortfall is expected to be $6.2 million of projected capital expenditure requirements by the end of 2003. Until the Partnership reaches a resolution concerning funding of the Partnership's operating and capital expenditure shortfalls, any proposed capital expenditures exceeding the amount available in the property improvement fund will be deferred.

         In 2002, the Partnership received a private complaint with respect to its Birmingham, Alabama property that it was not ADA compliant. The Partnership negotiated a settlement agreement which provided for the scope of work to be complete. It is believed that the cost of such work will not exceed $125,000.

         In accordance with the property improvement plan with Marriott International, the Partnership is required to provide evidence by no later than November 30, 2003 that at least $23 million has been set aside to complete a portion of these capital improvements. If the capital improvements are not completed, the Franchise Agreement could be terminated and the Inns could not be operated as a "Fairfield Inn by Marriott". However, given the partnership's current financial condition, the partnership may be unable to bear the costs associated with becoming part of a nationally recognized hotel system. If this were to occur, which is likely, the Partnership would seek to become part of a comparable, nationally recognized hotel system in order to continue to comply with the obligations under its loan documents. However, given the Partnership's current financial condition, the Partnership may be unable to bear the costs associated with becoming part of a nationally recognized hotel system. If the Partnership is unable to retain another nationally recognized manager, it could significantly impair its revenues and cash flow.

Recently Issued Accounting Standards

         Financial Accounting Standards Board ("FASB") SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard provides guidance beyond that previously specified in Statement 121 to determine when a long-lived asset should be classified as held for sale, among other things. This Statement was adopted by the Partnership effective January 1, 2002. Implementation of the statement did not have a material effect on the Partnership.

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

         FASB Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's financial statements.

         FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this will have an impact on its financial statements.

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

         Impairment of long-lived assets: At December 31, 2002 and 2001, the Partnership had $99.6 million and $110.0 million of property and equipment
(net), and $1.1 million and $5.7 million of properties held for sale, accounting for approximately 88% and 85%, respectively, of the Partnership's total assets. Property and equipment is carried at cost but is adjusted to fair value if there is an impairment loss.

            During the years ended December 31, 2002, 2001, and 2000, the Partnership recognized $5.2 million, $3.8 million, and $8.1 million, respectively, of impairment losses related to its property and equipment. An impairment loss must be recorded for an Inn if estimated undiscounted future cash flows are less than the book value of the Inn. Impairment losses are measured based on the estimated fair value of the Inn. The Partnership bases its estimates of fair values primarily upon tax assessments and sales comparisons. In assessing the recoverability of the Partnership's property and equipment the Partnership must consider the forecasted financial performance of its properties. If these estimates or their related assumptions change in the future, the Partnership may be required to record additional impairment charges.

         Useful lives of long-lived assets: Property and equipment, and certain other long-lived assets, are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue.

         Deferred ground rent: Deferred ground rent payable to Marriott International and its affiliates at December 31, 2002 and 2001 was $4.7 million and $2.2 million, respectively, and is included in Due to Marriott International, Inc., affiliates and other on the accompanying balance sheet. The Partnership's deferred ground rent of $2.2 million that remained payable at November 30, 2001 was waived in accordance with the amended lease agreement that was entered between the Partnership and Marriott International and its affiliates. The amount of deferred ground rent waived as a result of the ground lease amendment will be recognized as a reduction in ground rent expense over the remaining life of the new lease term, which has been extended to November 30, 2098, since it represents a new operating lease as of November 30, 2001, for accounting purposes. Ground rent expense is recognized on a straight-line basis over the term of the lease. The excess of ground rent expense recognized over rental payments required by the lease agreement of $2.5 million is deferred at December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Partnership is not subject to market risk with respect to interest rates, foreign currency exchanges or other market rate or price risk, and we do not hold any financial instruments for trading purposes. As of December 31, 2002, all of the Partnership's debt has a fixed interest rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors...........................................   28

Report of Independent Public Accountants.................................   30

Balance Sheets as of December 31, 2002 and 2001..........................   31

Statements of Operations for the years ended
 December 31, 2002, 2001 and 2000........................................   32

Statements of Changes in Partners' Capital (Deficit) for the
 years ended December 31, 2002, 2001 and 2000............................   33

Statements of Cash Flows for the years ended
 December 31, 2002, 2001 and 2000........................................   34

Notes to Financial Statements............................................   35

                         Report of Independent Auditors

To the Partners
Fairfield Inn by Marriott Limited Partnership

We have audited the accompanying balance sheet of Fairfield Inn by Marriott Limited Partnership as of December 31, 2002, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of Fairfield Inn by Marriott Limited Partnership for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated March 18, 2002, included an explanatory paragraph that raised substantial doubt about the Partnership's ability to continue as a going concern. The financial statements on which they reported were before giving effect to the revision adjustments and disclosures described in Note 9.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Fairfield Inn by Marriott Limited Partnership at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of and for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Fairfield Inn by Marriott Limited Partnership will continue as a going concern. As more fully described in Note 1, the Partnership has incurred recurring operating losses, has a partners' deficit and is in default on its mortgage loan, and its ground leases and franchise agreements with Marriott International, Inc. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed above, the financial statements of Fairfield Inn by Marriott Limited Partnership as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 9, these financial statements have been revised to reflect the components of working capital on the balance sheet. We audited the adjustments in Note 9 that were applied to revise the balance sheet as of December 31, 2001 and the statement of cash flows for the year ended December 31, 2001. Our procedures included (a) agreeing the adjusted amounts for cash, accounts receivable, prepaid expenses and other current assets, and accounts payable to the Partnership's underlying trial balances obtained from Management and (b) testing the mathematical accuracy of the financial statements. In our opinion, such adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Partnership other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.


                                       /s/ Ernst & Young LLP

Boston, Massachusetts
March 14, 2003,
except for Notes 1 and 7 as to which the date is March 26, 2003

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


                                       Arthur Andersen LLP

Vienna, Virginia
March 18, 2002

Note:
This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Fairfield Inn by Marriott Limited Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. This report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           December 31, 2002 and 2001
                                 (in thousands)

                                                                            2002         2001
                                                                       ---------    ---------
ASSETS
Property and equipment, net                                            $  99,626    $ 110,039
Properties held for sale                                                   1,122        5,709
Deferred financing costs, net of accumulated amortization                  1,875        2,451
Accounts receivable                                                        1,008          598
Due from manager                                                              --        1,469
Prepaid insurance and other current assets                                 1,270        1,576
Inventory                                                                    920        1,000
Due from Marriott International, Inc.                                        387          387
Property improvement fund                                                  2,785        5,220
Restricted cash                                                                8        3,127
Cash and cash equivalents                                                  5,900        5,391
                                                                       ---------    ---------

Total assets                                                           $ 114,901    $ 136,967
                                                                       =========    =========


LIABILITIES AND PARTNERS' DEFICIT
Mortgage debt in default                                               $ 137,070    $ 148,850
Due to Marriott International, Inc., affiliates and other in default       5,034        2,503
Accounts payable and accrued liabilities                                   8,546       10,415
                                                                       ---------    ---------

Total liabilities                                                        150,650      161,768
                                                                       ---------    ---------

Commitments and contingencies

PARTNERS' DEFICIT
General Partner cumulative net losses                                       (307)        (198)
Limited Partners cumulative net losses                                   (35,442)     (24,603)
                                                                       ---------    ---------

Total partners' deficit                                                  (35,749)     (24,801)
                                                                       ---------    ---------

Total liabilities and partners' deficit                                $ 114,901    $ 136,967
                                                                       =========    =========


                 The accompanying notes are an integral part of
                          these financial statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                  Years ended December 31, 2002, 2001 and 2000
                (in thousands, except Unit and per Unit amounts)

                                                           2002        2001        2000
                                                       --------    --------    --------
REVENUES
Rooms                                                  $ 76,727    $ 81,540    $ 89,308
Other                                                     2,070       2,325       2,170
                                                       --------    --------    --------

Total revenues                                           78,797      83,865      91,478
                                                       --------    --------    --------

OPERATING EXPENSES
Rooms                                                    25,277      26,373      27,894
Other department costs and expenses                       1,481       1,844       1,670
Selling, administrative and other                        25,799      27,135      27,701
                                                       --------    --------    --------

Total property-level costs and expenses                  52,557      55,352      57,265

Depreciation                                              9,465      11,647      13,463
Property taxes                                            3,480       4,048       3,886
Fairfield Inn system fee                                     --       2,409       2,744
Incentive management fee                                     --          --       2,849
Ground rent                                               2,607       2,665       2,964
Base management fee                                       2,404       1,712       1,830
Insurance and other                                       3,009       4,077       1,198
Termination of management agreement (Note 8)                 --      (2,349)         --
Loss on impairment of long-lived assets (Note 2)          5,278       3,808       8,127
                                                       --------    --------    --------

Total operating expenses                                 78,800      83,369      94,326
                                                       --------    --------    --------

OPERATING (LOSS) PROFIT                                      (3)        496      (2,848)
Interest expense                                        (12,315)    (12,845)    (13,238)
Interest income                                             223         727       1,312
Gain on disposition of properties (Note 4)                3,547          --          --
Other income                                                 --         150          --
                                                       --------    --------    --------

LOSS BEFORE EXTRAORDINARY ITEM                           (8,548)    (11,472)    (14,774)
EXTRAORDINARY ITEM
Gain on the forgiveness of incentive management fees         --          --      23,483
                                                       --------    --------    --------

NET (LOSS) INCOME                                      $ (8,548)   $(11,472)   $  8,709
                                                       ========    ========    ========

ALLOCATION OF NET (LOSS) INCOME
General Partner                                        $    (85)   $   (115)   $     87
Limited Partners                                         (8,463)    (11,357)      8,622
                                                       --------    --------    --------

                                                       $ (8,548)   $(11,472)   $  8,709
                                                       ========    ========    ========

NET (LOSS) INCOME PER LIMITED PARTNER UNIT
  (83,337 UNITS)                                       $   (102)   $   (136)   $    103
                                                       ========    ========    ========

                 The accompanying notes are an integral part of
                          these financial statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                  Years ended December 31, 2002, 2001 and 2000
                                 (in thousands)

                                 General         Limited
                                 Partner         Partners         Total
                                 --------        --------        --------
Balance, December 31, 1999       $   (170)       $(21,868)       $(22,038)
Net income                             87           8,622           8,709
                                 --------        --------        --------

Balance, December 31, 2000            (83)        (13,246)        (13,329)
Net loss                             (115)        (11,357)        (11,472)
                                 --------        --------        --------

Balance, December 31, 2001           (198)        (24,603)        (24,801)
Distribution to partners              (24)         (2,376)         (2,400)
Net loss                              (85)         (8,463)         (8,548)
                                 --------        --------        --------

Balance, December 31, 2002       $   (307)       $(35,442)       $(35,749)
                                 ========        ========        ========


                 The accompanying notes are an integral part of
                          these financial statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2002, 2001 and 2000
                                 (in thousands)

                                                                           2002            2001            2000
                                                                       --------        --------        --------
OPERATING ACTIVITIES
Net (loss) income                                                      $ (8,548)       $(11,472)       $  8,709
Extraordinary gain on the forgiveness of incentive                           --              --         (23,483)
  management fees
Gain on disposition of properties                                        (3,547)             --              --
Depreciation                                                              9,465          11,647          13,463
Amortization of deferred ground rent                                        (23)             --              --
Deferral of incentive management fee                                         --              --           2,849
Amortization of deferred financing costs as interest expense                576             486             487
Amortization of mortgage debt premium                                      (350)           (350)           (350)
Loss on disposition of equipment                                             --              --              16
Loss on impairment of long-lived assets                                   5,278           3,808           8,127
Termination of management agreement                                          --          (2,849)             --
Changes in operating accounts:
         Due to/from Marriott International, Inc. and affiliates          2,554           2,636             106
         Receivables and other current assets                             1,365          (2,069)             --
         Accounts payable and accrued liabilities                        (1,619)            749            (335)
         Change in restricted reserves                                    1,327           1,518             913
                                                                       --------        --------        --------

Cash provided by operations                                               6,478           4,104          10,502
                                                                       --------        --------        --------

INVESTING ACTIVITIES
Additions to property and equipment                                      (4,155)         (9,190)         (6,682)
Proceeds from sale of properties                                         10,395              --              --
Change in property improvement fund                                       2,435             269          (1,603)
                                                                       --------        --------        --------

Cash provided by (used in) investing activities                           8,675          (8,921)         (8,285)
                                                                       --------        --------        --------

FINANCING ACTIVITIES
Repayment of mortgage debt                                              (11,430)         (4,369)         (3,978)
Distribution to partners                                                 (2,400)             --              --
Payment of ground lease buy-out                                          (2,606)             --              --
Change in restricted cash                                                 1,792           3,081            (598)
                                                                       --------        --------        --------

Cash used in financing activities                                       (14,644)         (1,288)         (4,576)
                                                                       --------        --------        --------

INCREASE(DECREASE) IN CASH AND                                              509          (6,105)         (2,359)
   CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS at beginning of year                            5,391           7,702          10,061
CASH OF THE INNS (Note 9), as restated                                       --           3,794              --
                                                                       --------        --------        --------
CASH AND CASH EQUIVALENTS at end of year                               $  5,900        $  5,391        $  7,702
                                                                       ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for mortgage interest                               $ 11,185        $ 12,730        $ 13,121
                                                                       ========        ========        ========

                 The accompanying notes are an integral part of
                          these financial statements.

NOTE 1. THE PARTNERSHIP

Description of the Partnership

         Fairfield Inn by Marriott Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on August 23, 1989, to acquire, own and operate 50 Fairfield Inn by Marriott properties (the "Inns"), which compete in the economy segment of the lodging industry. Effective August 16, 2001, AP-Fairfield GP LLC, a Delaware limited liability company, became the general partner of the Partnership. See "Restructuring Plan" below. During the year ended December 31, 2002, the Partnership sold four of its Inns, two of which leased underlying land from Marriott International, Inc. ("Marriott International"). See Note 4 "Sale of Inns" below.

As of December 31, 2002, the Partnership leased the land underlying 30 of the Inns from Marriott International and certain of its affiliates (the "Ground Leases"). Of the Partnership's 46 Inns, six are located in each of Georgia, North Carolina and Michigan; four in each of Florida and Ohio; and three or less in each of Alabama, California, Illinois, Iowa, Indiana, Kansas, Missouri, South Carolina, Tennessee, Virginia and Wisconsin. Effective November 30, 2001, Sage Management Resources III, LLC ("Sage" or "New Manager"), an affiliate of Sage Hospitality Resources, LLC, began providing management at the properties. See "Restructuring Plan" below. Prior to such date the Inns were managed by Fairfield FMC Corporation (the "Former Manager"), a wholly-owned subsidiary of Marriott International, as part of the Fairfield Inn by Marriott hotel system under a long-term management agreement. Under Sage, the Inns continue to be operated under the Fairfield Inn by Marriott system.

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

Restructuring Plan

As a result of the Partnership's continued decline in operating results, which is discussed below, the prior general partner, FIBM One LLC, developed a restructuring plan for the Partnership. In connection with this plan, the consent of limited partners of the Partnership was sought for the transfer of FIBM One LLC's general partner interest in the Partnership to the current general partner. Effective August 16, 2001, following the receipt of the necessary consent to the transfer of the general partner interest, FIBM One LLC, transferred its general partner interest in the Partnership to AP-Fairfield GP, LLC (the "New General Partner"), which is affiliated with Apollo Real Estate Advisors, L.P. and Winthrop Financial Associates.

Also, as part of the restructuring plan, the Partnership filed a Registration Statement on Form S-1, in which the Partnership sought to offer its limited partners the right to purchase $23 million in subordinated notes due in 2007 (the "Offering"). The proceeds of the Offering, were to be utilized for capital improvements at the Inns. On January 6, 2003, the Partnership withdrew its Form S-1 Registration Statement.

On November 30, 2001, the Restructuring Plan was implemented as the Partnership
(i) replaced the Former Manager at the Partnership's Inns with Sage, (ii) entered into new Franchise Agreements with Marriott International, (iii) entered into Ground Lease modifications which provide for substantially reduced rent for the year 2002, and an extension of the term to November 30, 2098, and (iv) agreed to complete the property improvement plans ("PIPs") required by Marriott International at the Inns by no later than November 30, 2003.

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

Going Concern Uncertainty, Liquidity and Financing Requirements

Adequate liquidity and capital are critical to the ability of the Partnership to continue as a going concern. Annual revenues have declined each year, from $94.4 million in 1998 to $78.8 million in 2002. The decline in Inn operations is primarily due to increased competition, over-supply of limited service hotels in the markets where the Partnership's Inns operate, increased pressure on room rates, lack of funds for capital improvements needed to make the Inns more competitive in their marketplaces, and a slowdown in the economy resulting in a softness in the lodging industry as a whole. Exacerbating this trend was the impact of the events of September 11, 2001 which have had a significant detrimental effect on the hospitality industry in general and the Inns in particular as travel nationwide has severely decreased. The Partnership did not have sufficient cash flow from current operations to make its required debt service payments beginning in November 2002, nor did it have sufficient cash flow to make its property improvement fund contributions beginning in September 2002.

The Partnership is not projecting improved results for 2003 over 2002. Partnership cash, including $8,000 and $3.1 million held in lender reserve accounts at December 31, 2002 and 2001, respectively, totaled $5.9 million and $8.5 million at December 31, 2002 and 2001, respectively. As of November 11, 2002, the Partnership is in default under the mortgage loan agreement due to its failure to pay the regularly scheduled debt service payment due on that date. The Partnership is also in default under the Franchise Agreements with Marriott International due to its failure to make its property improvement fund contributions beginning in September 2002, also resulting in technical default under the mortgage loan agreement. The Partnership has requested from the lender further modifications to the mortgage loan agreement. These modifications include paying debt service solely from available cash flow, selling certain of the Partnership's properties and applying the proceeds from the sales toward replenishing reserves held by the lender. If the lender is unwilling to grant the requested modifications the Partnership may be required to seek protection by filing for bankruptcy or the Partnership's properties may be lost through foreclosure.

The lack of available funds from operations over the past several years has also delayed room refurbishments at the Inns. Based upon information provided by Sage, the capital expenditure needs for 2002 and 2003 for the Inns are estimated to total approximately $19 million. As of March 1, 2003, the Partnership has spent approximately $4.9 million toward the completion of the property improvements plans ("PIPs") required under the Franchise Agreements with Marriott International. As indicated above, the Partnership is required to provide evidence by no later than November 30, 2003 that at least $23 million has been set aside to complete a portion of these capital improvements. If the capital improvements are not completed, the Franchise Agreement could be terminated and the Inns could be prohibited from operating as "Fairfield Inn by Marriott". If this were to occur, which is likely, the Partnership would seek to become part of a comparable, nationally recognized hotel system in order to continue to comply with the obligations under its loan documents. If the Partnership is unable to retain another nationally recognized brand, it could significantly impair its revenues and cash flow. The Partnership estimates that the shortfall in available funds for capital expenditures will be approximately $6.2 million by the end of 2003.

For the years ended December 31, 2002, 2001 and 2000, the Partnership contributed $3.5 million, $5.8 million, $6.0 million, respectively, to the property improvement fund. In 2001 and 2000 the Partnership deposited an additional $2.5 million and $2.4 million, respectively to the property improvement fund to cover the capital expenditure shortfall which began in 1999. No deposits were made in 2002. The shortfall is primarily due to room refurbishments, which are planned for a majority of the Partnership's Inns in the next several years. The Partnership had insufficient cash flow from operations beginning in September 2002 to make its property improvement fund contributions. This resulted in a default under the Partnership's Franchise Agreements with Marriott International, and thus a technical default under the mortgage loan agreement. If the lender is unwilling to grant the requested modifications the Partnership may be required to seek protection by filing for bankruptcy or the Partnership's properties may be lost through foreclosure.

On March 26, 2003, the Partnership received notice from Marriott International that it was in default under the ground lease agreements, due to its failure to pay the full amount due of minimum rentals owed under the Ground Leases beginning in January 2003.

All of the above mentioned factors raise substantial doubt about the Partnership's ability to continue as a going concern. These financial statements have been prepared on a going concern basis. In the event of liquidation, the carrying values as presented in the accompanying financial statements could be materially different and the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Partnership records are maintained on the accrual basis of accounting.

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

Revenue Recognition

Revenue is generally recognized as services are performed.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally 30 years for building, leasehold and land improvements, and 4 to 10 years for furniture and equipment. All property and equipment is pledged as security for the mortgage debt.

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties will be less than their net book value. If a property is impaired, its basis is adjusted to its estimated fair value. In 2002, Inns located in Atlanta, Georgia; Birmingham, Alabama; Detroit, Michigan; and St. Louis, Missouri also experienced declining cash flows due to additional competition in their local markets. An additional impairment charge was also taken in 2002 on the inn located in Greenville, South Carolina. An impairment charge was also taken on one of the Inns currently held for sale, located in Orlando, Florida, based on the most recent sales offer. In 2000 and 2001, the Inns located in Johnson City, Tennessee; Raleigh and Charlotte, North Carolina; Columbus, Ohio; Greenville, South Carolina; Atlanta, Georgia experienced declining cash flows, primarily due to additional competition in their local markets. As a result, during 2002, 2001 and 2000, the Partnership concluded that these Inns were impaired and adjusted their basis to their estimated fair market value. The Partnership recorded an impairment charge of $5.3 million, $3.8 million, and $8.1 million in 2002, 2001, and 2000, respectively.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with the mortgage debt refinancing and are amortized over the term of the Mortgage Debt. The Partnership incurred $4.9 million of financing costs in connection with the Mortgage Debt. The financing costs are being amortized using the straight-line method, which approximates the effective interest method, over the ten year term of the Mortgage Debt. The Partnership recognized an additional $89,000 of amortization expense as a result of certain prepayments that were made to the principal balance from proceeds of the sale of four of the Partnership's hotels (see Note 4). At December 31, 2002 and 2001, accumulated amortization of deferred financing costs totaled $3.0 million and $2.4 million, respectively.

Restricted Cash

The Partnership was required to establish certain reserves pursuant to the terms of the mortgage debt (see Note 6).

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Inventory

Inventory consists primarily of linen, which is stated at the lower of cost or market.

Ground Rent

Certain Inns are subject to Ground Leases with Marriott International that provide for annual minimum rents. The Ground Leases include scheduled increases in minimum rents per property. These scheduled rent increases, which were included in minimum lease payments, were recognized by the Partnership on a straight-line basis over the first ten years of the leases. The adjustment included in ground rent expense and Due to Marriott International, Inc. and affiliates to reflect minimum lease payments on a straight-line basis was a decrease of $12,000 for the year ended December 31, 2000. At year end 2000, all deferred straight-line ground rent had been recognized. For the remaining life of the leases, the minimum rentals are adjusted every five years based on changes in the Consumer Price Index, and are expensed as incurred.

Upon modification of the ground lease with Marriott International effective November 30, 2001, ground rent of $2.2 million was forgiven and minimum rentals for 2002 were reduced to $100,000. The excess of ground rent expense recognized over the 2002 rental payments of $100,000 required by the lease agreement of $2.5 million is deferred at December 31, 2002. These amounts are being amortized on a straight line basis over the terms of the ground lease.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes, but rather, allocates profits and losses to the individual Partners. Significant differences exist between the net loss for financial reporting purposes and the net loss as reported in the Partnership's tax return.

Recently Issued Accounting Standards

Financial Accounting Standards Board ("FASB") SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard provides guidance beyond that previously specified in Statement 121 to determine when a long-lived asset should be classified as held for sale, among other things. This Statement was adopted by the Partnership effective January 1, 2002. Implementation of the statement did not have a material effect on the Partnership.

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

FASB Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's financial statements.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this will have an impact on its financial statements.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                                   2002             2001
                                                              ---------        ---------
         Land and improvements                                $  13,425        $  13,425
         Building and leasehold improvements                    154,198          157,931
         Furniture and equipment                                 66,466           66,192
         Construction in progress                                 3,002              491
                                                              ---------        ---------
                                                                237,091          238,039

         Less accumulated depreciation and amortization        (137,465)        (128,000)
                                                              ---------        ---------

                                                              $  99,626        $ 110,039
                                                              =========        =========

In December 2001, the Partnership committed to a plan with the approval of its mortgage lender to place eight Inns on the market for potential sale. The eight Inns are located in Montgomery, Alabama; Orlando, Florida; Atlanta, Georgia; Chicago, Illinois; Charlotte, North Carolina; Raleigh, North Carolina; and Columbus, Ohio. Each of these Inns is carried at the lower of cost or fair value less cost to sell and have been classified as held for sale on the accompanying balance sheet. No depreciation expense has been taken on these Inns since they were classified as held for sale. During 2002, the Partnership sold four of the Inns, located in Montgomery, Alabama; Atlanta, Georgia; Chicago, Illinois; and Charlotte, North Carolina.

The Partnership's mortgage debt permits sales of Inns only if U.S. government securities in specified amounts are substituted as collateral for the benefit of the mortgage lender. The Partnership's loan agreement was amended to waive this provision in order to allow proceeds, if any, from the sale of certain inns to be applied to reduce the outstanding balance on the mortgage loans, which will reduce debt service commensurately. However, the proceeds of sales may not be sufficient to satisfy required prepayment minimums. There can be no assurance that any of the remaining Inns held for sale will ultimately be sold. These properties have been marketed with the consent of the Partnership's lender. However, the consent may not be valid if an event of default exists. As described above, the Partnership is in default and as such, lender's consent to a sale may be withheld.

The net book value of the four Inns remaining at December 31, 2002 of $1.1 million and the eight Inns at December 31, 2001 of $5.7 million has been classified as "Properties Held for Sale" in the accompanying balance sheet. However, in the first quarter of 2003, the Partnership reclassified these Inns from properties held for sale and began depreciating their net book values, after the Partnership determined to no longer market these Inns for sale.

NOTE 4. SALE OF INNS

On July 29, 2002, the Partnership sold one of its Inns located in Montgomery, Alabama (classified as property held for sale on the accompanying balance sheet) for $3.1 million. The net proceeds from the sale of approximately $2.9 million were applied toward the Partnership's mortgage debt, in accordance with the terms of the loan agreement. The Partnership recognized a gain on the sale of approximately $2.1 million.

On August 12, 2002, the Partnership sold its Inn located in Charlotte, North Carolina (classified as property held for sale on the accompanying balance sheet) for $2.5 million. The net proceeds from the sale of approximately $300,000, which is net of approximately $1.9 million attributed to the ground lease buyout, were applied toward the Partnership's mortgage debt, in accordance with the terms of the loan agreement. The Partnership recognized a gain on the sale of approximately $200,000.

On August 14, 2002, the Partnership sold its Inn located in Atlanta, Georgia (classified as property held for sale on the accompanying balance sheet) for $3.0 million. The net proceeds from the sale of approximately $2.8 million were applied toward the Partnership's mortgage debt, in accordance with the terms of the loan agreement. The Partnership recognized a gain on the sale of approximately $200,000.

On October 9, 2002, the Partnership sold its Inn located in Chicago, Illinois (classified as property held for sale on the accompanying balance sheet) for $2.3 million. The net proceeds from the sale of approximately $1.4 million, which is net of approximately $700,000 attributed to the ground lease buyout, were applied toward the Partnership's mortgage debt, in accordance with the terms of the loan agreement. The Partnership recognized a gain on the sale of approximately $1.1 million.

NOTE 5. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership is currently in default under its mortgage loan agreement. Therefore, the fair value of the Partnership's mortgage debt cannot be reasonably estimated due to uncertainties related to ongoing operations. The fair value of the Partnership's cash and cash equivalents, restricted cash, property improvement fund, accounts receivable, and accounts payable equals carrying value as presented in the accompanying balance sheets.

NOTE 6. DEBT

Mortgage Debt In Default

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

The Partnership is also in default under the Franchise Agreements with Marriott International due to its failure to make its property improvement fund contributions beginning in September 2002, also resulting in technical default under the mortgage loan agreement. The Partnership has requested from the lender further modifications to the mortgage loan agreement. These modifications included paying debt service solely from available cash flow, selling certain of the Partnership's Inns and applying the proceeds from the sales toward replenishing reserves held by the lender. If the lender is unwilling to grant the requested modifications the Partnership may be required to seek protection by filing for bankruptcy or the Partnership's properties may be lost through foreclosure.

The mortgage premium of $3.5 million is being amortized based on a 20-year amortization schedule for a 10-year term, subject to adjustments for Inn sales, expiring January 11, 2007. Accumulated amortization of the mortgage premium at

December 31, 2002 and 2001 was $2.1 million and $1.7 million, respectively, resulting in an unamortized balance of $1.4 million and $1.8 million, respectively.

The mortgage debt is secured by first mortgages on all of the Inns, the land on which they are located, or an assignment of the Partnership's interest under the Ground Leases, including ownership interest in all improvements thereon, fixtures and personal property related thereto.

Reserves

The Partnership was required by the lender to establish various reserves for capital expenditures, working capital, debt service and insurance needs.

The balances in those reserves as of December 31 are as follows (in thousands):

                                                               2002         2001
                                                             ------       ------
         Debt service reserve                                 $ --       $1,792
         Working capital reserve                                --          677
         Taxes and insurance reserve                            --          532
         Ground rent reserve                                     8          126
                                                              ----       ------

         Total restricted cash                                $  8       $3,127
                                                              ====       ======

The Partnership is required to deposit two months' debt service payments, or $2.9 million, into a debt service reserve. The Partnership was also required to establish a ground rent reserve, which is adjusted annually to equal one month's anticipated ground rent. The Partnership's loan agreement requires that if a single downgrade of Marriott International's debt occurs, the Partnership is required to contribute an additional month's debt service payment to the debt service reserve which was under funded in 2002 and 2001 by $2.9 million and $2.5 million, respectively. In addition, pursuant to the terms of the mortgage debt subsequent to a downgrade of Marriott International's debt, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes (the "Tax and Insurance Escrow Reserve") for each mortgaged property. During 1998, Orange County in Florida (the "County") paid the Partnership $197,000 for a portion of the land in front of the Orlando South Fairfield Inn in Orlando, Florida. The funds were placed in an escrow account and shown as the condemnation reserve. During 2001, the County made its final resolution on the value of the land. The Partnership received an additional $150,000, which was initially placed into the condemnation reserve. The entire balance of the condemnation reserve account was then transferred into the debt reserve account in accordance with the terms of the Amended Loan Agreement.

In addition, the Partnership entered into a Working Capital Maintenance and Supplemental Debt Service Agreement ("Working Capital Agreement") with the Former Manager, effective January 13, 1997. As part of the Working Capital Agreement, the Partnership agreed to furnish the Former Manager additional working capital to be deposited into a segregated interest bearing account (the "Working Capital Reserve"). The Working Capital Reserve was to be funded from Operating Profit, as defined, retained by or distributed to the Partnership as such amounts became available, until the Working Capital Reserve reached $670,000. The Working Capital Agreement also required the funding of another segregated account for debt service shortfalls (the "Supplemental Debt Service Reserve"). This reserve was also to be funded out of Operating Profit, as defined, retained or distributed to the Partnership as such amounts became available, until the Supplemental Debt Service Reserve reached $1.4 million. Interest earned on these reserve accounts was transferred to the Partnership during first quarter 2001. The balance of the supplemental Debt Service Reserve was used to fund debt service during 2001. The Working Capital Agreement was terminated effective November 30, 2001, along with the termination of the Management Agreement with Fairfield FMC Corporation.

NOTE 7. GROUND LEASES

The land on which 30 of the Inns are located is leased from Marriott International or its affiliates. The Ground Leases, prior to the amendment discussed below, expired on November 30, 2088 and provide that, other than in 2002, the Partnership will pay annual rents equal to the greater of a specified minimum rent for each property or a percentage rent based on gross revenues of the Inn operated thereon. The minimum rentals are adjusted at various anniversary dates through 2000, as defined in the agreements. The minimum rentals are adjusted every five years for the remaining life of the leases based on changes in the Consumer Price Index. The percentage rent, which also varies from property to property, is fixed at predetermined percentages of gross revenues that increase over time.

On November 30, 2001, the Partnership executed a ground lease amendment, which cancels the Partnership's obligation to pay unpaid deferred ground rent for 2000 and 2001 in the amount of $2.2 million, reduces the minimum ground rent from $2.7 million to $100,000 for 2002, and extends the term of the lease to November 30, 2098. The forgiveness of deferred ground rent and reduction of 2002 minimum rentals due to the lease modification are being amortized on a straight-line basis over the amended ground lease terms. If by November 30, 2003 the Partnership (i) receives a capital infusion (either by way of loan or otherwise) of not less than $23 million in order to fund the completion of the PIPs, (ii) is diligently pursuing completion of the PIPs, and (iii) satisfies certain other conditions, the ground rent will be reduced through 2004 and the Partnership will have an option to acquire the fee interest in the land for a price equal to $45.8 million. If the Partnership does not meet these conditions, it will be a default under the Franchise Agreements, which would also constitute a default under the Ground Leases. Accordingly, if the Partnership does not meet these conditions, not only could it lose the right to operate its Inns as a "Fairfield Inn by Marriott", but the 30 Inns subject to a Ground Lease could be lost to the ground lessor.

Minimum future rental payments during the term of the Ground Leases as of December 31, 2002 are as follows (in thousands):

           Lease Year                                 Minimum Rental
           ----------                                 --------------
           2003....................................   $   2,657
           2004....................................       2,657
           2005....................................       2,657
           2006....................................       2,657
           2007....................................       2,657
           Thereafter..............................     241,566
                                                        -------
                                                       $254,851
                                                       ========

Total rental expense on the Ground Leases was $2.6 million, $2.7 million, and $3.0 million for 2002, 2001 and 2000, respectively.

In connection with the refinancing, beginning in 1997 until the Mortgage Debt is repaid, the payment of rental expense exceeding 3% of gross revenues from the 30 leased Inns in the aggregate shall be deferred in any fiscal year that cash flow is less than the regularly scheduled principal and interest payments on the Mortgage Debt. The deferral shall then be payable in the following year if cash flow is sufficient to pay the regularly scheduled principal and interest payments for the Mortgage Debt. Deferred ground rent payable to Marriott International and its affiliates at December 31, 2002 and 2001 was $4.7 million and $2.2 million, respectively, and is included in Due to Marriott International, Inc. and affiliates on the accompanying balance sheet. The amount of deferred ground rent waived as a result of the ground lease amendment of $2.2 million is recognized as a reduction in ground rent expense over the remaining life of the new lease term, since it represents a new operating lease as of November 30, 2001, for accounting purposes. Ground rent expense is recognized on a straight-line basis over the term of the lease. The excess of ground rent expense recognized over rental payments required by the lease agreement of $2.5 million is deferred at December 31, 2002 and is also being recognized on a straight-line basis over the term of the lease.

Under the leases, the Partnership pays all costs, expenses, taxes and assessments relating to the Inns and the underlying land, including real estate taxes. Each Ground Lease provides that the Partnership has a first right of refusal in the event the applicable ground lessor decides to sell the leased premises. Upon expiration or termination of a Ground Lease, title to the applicable Inn and all improvements reverts to the ground lessor.

On March 26, 2003, the Partnership received notice from Marriott International that it was in default under the ground lease agreements, due to its failure to pay the full amount due of minimum rentals owed under the Ground Leases beginning in January 2003.

NOTE 8. FORMER MANAGEMENT AGREEMENT

Through November 30, 2001, the Partnership was a party to a long-term management agreement (the "Management Agreement") with the Former Manager. This agreement was terminated and Sage Management Resources III, LLC ("Sage"), an affiliate of Sage Hospitality Resources, LLC, was retained as the New Manager effective November 30, 2001. See discussion of new management agreement below.

In conjunction with the 1997 mortgage refinancing, the initial term of the Management Agreement was extended ten years to December 31, 2019. The Former Manager had the option to renew the Management Agreement as to one or more of the Inns at its option, for up to four additional 10-year terms plus one five-year term. The Former Manager was paid a base management fee equal to 2% of gross Inn revenues and a Fairfield Inn system fee equal to 3% of gross Inn revenues. In addition, the Former Manager was entitled to an incentive management fee equal to 15% of Operating Profit as defined, increasing to 20% after the Inns had achieved total Operating Profit during any 12 month period equal to or greater than $33.9 million. As of December 31, 2001, operating profit did not exceed $33.9 million. The incentive management fee with respect to each Inn was payable out of 50% of cash flow from operations remaining after payment of ground rent, debt service, Partnership administrative expenses and the owner's priority return, as defined.

In accordance with the Management Agreement, incentive management fees earned through 1992 were waived by the Former Manager. Incentive management fees earned after 1992 accrued and were payable as outlined above or from Capital Receipts. Due to the litigation settlement agreement (see Note 13), $23.5 million of deferred incentive management fees were waived by the Former Manager in 2000. As a result, the Partnership recognized an extraordinary gain for this amount in 2000. During 2001 and 2000, the Former Manager deferred $2.0 million and $2.8 million of incentive management fees, respectively. In connection with the termination of the Management Agreement with Fairfield FMC Corporation, $2.0 million and $2.8 million of incentive fees earned in 2001 and 2000, respectively, were no longer due under the terms of the Management Agreement. Deferred incentive fees of $2.8 million related to 2000, net of a $500,000 payment to the Former Manager, have been reflected in the 2001 statement of operations in the line titled Termination of Management Agreement. Incentive fees for 2001 were not recognized in the 2001 statement of operations due to the termination of the Management Agreement with Fairfield FMC Corporation.

The Former Manager was required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all managed or owned Inns in the Fairfield Inn by Marriott hotel system. Costs and expenses incurred in providing such services were allocated among all domestic Fairfield Inn by Marriott hotels managed, owned or leased by Marriott International or its subsidiaries, based upon one or a combination of the following: (i) percent of revenues, (ii) total number of hotel rooms, (iii) total number of reservations booked, and (iv) total number of management employees. The Inns also participated in Marriott International's Marriott Rewards Program ("MRP"). The cost of this program was charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP revenues at each hotel. The total amount of chain services and MRP costs allocated to the Partnership for the years ended December 31, 2002, 2001 and 2000 was $5.0 million, $1.7 million, and $1.7 million, respectively. In addition, Marriott International maintains a marketing fund to pay the costs associated with certain system-wide advertising, marketing, sales, promotional and public relations materials and programs. Each Inn within the system contributes approximately 2.5% (for 2002) and 2.4% (for 2001 and prior) of gross Inn revenues to the marketing fund. For the years ended December 31, 2002, 2001 and 2000, the Partnership contributed $1.9 million, $1.9 million, and $2.5 million, respectively, to the marketing fund.

Pursuant to the terms of the Management Agreement, the Partnership was required to provide the Former Manager with working capital and supplies to meet the operating needs of the Inns. The Former Manager converted cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which were maintained and controlled by the Former Manager. This advance earned no interest and remained the property of the Partnership throughout the term of the Management Agreement. The Partnership was required to advance upon request of the Former Manager any additional funds necessary to satisfy the needs of the Inns as their operations required from time to time. Upon termination of the Management Agreement, the Former Manager returned to the Partnership all unused working capital and supplies. At the inception of the Partnership, $1 million was advanced to the Former Manager for working capital and supplies which was included in Due from Marriott

International, Inc. and affiliates in the accompanying balance sheet. Effective with the termination of the Management Agreement, the working capital was turned over to the new manager and represents inventory.

The Management Agreement provided for the establishment of a property improvement fund for the Inns to cover (a) the cost of certain non-routine repairs and maintenance to the Inns, which are normally capitalized; and (b) the cost of replacements and renewals to the Inns' property and improvements. Contributions to the property improvement fund were based on a percentage of gross revenues of each Inn equal to 7%. During 2000, $416,000 of these contributions were reallocated to pay for debt service. For the years ended December 31, 2002, 2001 and 2000, the Partnership contributed $3.5 million, $5.8 million, and $6.0 million, respectively, to the property improvement fund. However, if the Former Manager determined 7% exceeded the amount needed for making capital expenditures, then the Former Manager could adjust the incentive management fee calculation to exclude as a deduction in calculating incentive management fees up to one percentage point of contributions to the property improvement fund. No adjustment was necessary for 2001 and 2000.

NOTE 9. NEW MANAGEMENT AGREEMENT

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

Sage receives a base management fee under the management agreements in the aggregate equal to 3% of adjusted gross revenue, and an incentive management fee equal to 10% of the excess of earnings before interest, taxes, depreciation and amortization of all the Inns during the applicable fiscal year ("EBITDA") over
(i) $25 million, to be adjusted if an Inn is no longer managed by Sage (during the first three years of the management agreements) and (ii) 107.5% of the greater of (x) $25,000,000 and (y) the prior year's EBITDA (during the last two years of the management agreements). The right to continue to manage and operate the Inns shall be subordinate to the mortgage. The incentive management fee shall be subordinate in payment to the mortgage debt. The total fees and expenses payable by the Partnership under the new franchise agreements and the new management agreements, exclusive of the incentive management fee payable to Sage, will not exceed the amount that was paid to the Former Manager under the previous management agreement.

During 2001, the Partnership advanced to Sage amounts totaling $868,000 in order to fund expenses incurred related to Sage's transition as the new manager. The Partnership and Sage entered into a Promissory Note Agreement ("Note") whereby these advances would be repaid by Sage on a monthly basis beginning February 1, 2002 in an amount equal to 50% of the previous months management fees until the
Note is paid in full. The advances accrued interest at a rate of 12%. Interest income on these advances was $49,000 and $23,000 for the years ending December 31, 2002 and 2001, respectively. This Note was paid in full during the year ended December 31, 2002.

The Partnership is required to establish a reserve account to cover expenditures for capital improvements and replacement of furniture, fixtures and equipment for the Inns. Contributions to the account will be made on a monthly basis in an amount equal to 7% of gross monthly revenues for the Inns. If funds are insufficient to meet required monthly contributions to the reserve account, the Partnership is required to provide additional funds.

The Partnership is also required to provide Sage with working capital sufficient to meet all disbursements and operating expenses necessary to permit the uninterrupted and efficient operation of the Inns. Sage may request additional contributions to working capital if any additional funds are necessary to satisfy the needs of the Inns as their operations may require from time to time.

If the Partnership's earnings before interest, taxes, depreciation, and amortization is not at least $25 million for the calendar year 2004 (subject to certain exceptions), the Partnership has the right to terminate Sage.

The Partnership has historically presented the working capital advanced to the Former Manager in a single line item on the balance sheet. In 2001, the Partnership presented the working capital advanced to Sage in a single line item on the balance sheet to be consistent with prior year presentation.

In 2002, the Partnership concluded that the components of the working capital managed by Sage should be consolidated with the working capital of the Partnership. Previously reported financial statements have been revised to reflect this accounting presentation.

This revision did not impact the statement of operations, partners' deficit or the net operating, investing and financing cash flows, but did affect the comparability of the components of the operating cash flows for 2002 to 2001 and 2000.

Following is a summary of the working capital components affected by the revision at December 31, 2001 (in thousands):

                                    Balance Sheet
                                    as previously                  Balance Sheet
                                      reported      Adjustments      Revised
                                    -------------   -----------    -------------
Accounts receivable                    $    --        $   598        $    598
Due from Manager                         1,069            400           1,469
Cash                                     1,597          3,794           5,391
Due from Marriott International,
  Inc.                                      --            387             387
Prepaid insurance and other
  current assets                            --          1,576           1,576
Accounts payable                        (3,660)        (6,755)        (10,415)
                                       -------        -------        --------
                                       $  (994)       $    --        $   (994)
                                       =======        =======        ========

NOTE 10.  FRANCHISE AGREEMENTS

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

In addition, the Partnership is required to deposit 7% of each Inn's gross monthly revenues into an escrow account to be applied towards capital improvements. The Partnership is currently in default under the franchise agreements with MII due to its failure to make its property improvement fund contributions beginning in September 2002, also resulting in technical default under the mortgage loan agreement.

Each new franchise agreement includes a termination fee to Marriott International if the franchise for a particular Inn is terminated. To facilitate a potential sale, the Partnership will not be required to pay the termination fee on five of eight specified inns if the Inns are sold within 18 months of the date of the franchise agreements. Each franchise agreement has a 10-year term. The Partnership has the option to renew each agreement for two additional five-year periods subject to its successful maintenance of brand standards and compliance with all of the material terms of the agreement.

Marriott International may terminate the franchise agreements under certain circumstances, including the Partnership's failure to operate an inn under the Fairfield Inn by Marriott brand, certain transfers of an interest in the Partnership and the Partnership's failure to complete required upgrading and remodeling of the Inns.

As noted above, the Partnership is currently in default under the franchise agreements. If the Property Improvement Plans required by Marriott International are not completed by November 30, 2003, which is likely, it will also be considered an event of default under the franchise agreements.

As a condition to entering into the franchise agreements, an affiliate of the Partnership's general partner has guaranteed the Partnership's obligations to pay the termination fees under certain circumstances that may come due under the agreements up to a maximum of $25 million, and up to a maximum of $10 million on the Partnership's other obligations under the agreements.

NOTE 11.  TAXABLE LOSS

The Partnership's taxable loss differs from the net income (loss) for financial reporting purposes for the years ended December 31, 2002, 2001 and 2000, as follows (in thousands):

                                                            2002            2001            2000
                                                         -------        --------        --------
Net (loss) income for financial reporting purposes       $(8,548)       $(11,472)       $  8,709
         Gain from property and equipment sales           (6,226)             --              19
         Depreciation                                          3           1,266           2,866
         Impairment charges                                5,278           3,808           8,127
         Incentive fees                                       --          (2,849)        (20,634)
         Ground rent                                       2,532              --            (275)
         Difference in capitalized items                     342           1,058             (80)
         Other                                               (29)            151             (18)
                                                         -------        --------        --------
Taxable loss                                             $(6,648)       $ (8,038)       $ (1,286)
                                                         =======        ========        ========

NOTE 12. RELATED PARTY TRANSACTIONS

The Partnership pays Winthrop Financial Associates, an affiliate of the general partner, a monthly fee of $30,000 to cover various administrative services provided on the Partnership's behalf. For the years ended December 31, 2002 and 2001, $360,000 and $120,000 were expensed for these services, respectively.

NOTE 13. LITIGATION

In March 2000, Marriott International, Inc., Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants") entered into a settlement agreement with counsel for the plaintiffs to resolve litigation in seven partnerships, including the Partnership. Under the terms of the settlement, the Defendants paid $18.8 million in cash in exchange for dismissal of the litigation and a complete release of all claims in October 2000. Each limited partner received $152 per Unit. In addition to the Defendants' cash payments, Fairfield FMC Corporation forgave $23.5 million of deferred management fees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective May 17, 2002, the Partnership dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent auditors. Arthur Andersen's report on the Partnership's financial statements for the year ended December 31, 2001 contained a modification raising substantial doubt about the Partnership's ability to continue as a going concern due to recurring operating losses, a net capital deficiency, and doubt about the Partnership's ability to meet its 2002 debt obligations. Arthur Andersen's report on the Partnership's financial statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

         For the years ended December 31, 2001 and 2000, there were: (i) no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

         Effective September 13, 2002, the Partnership engaged Ernst & Young, LLP ("Ernst & Young") as its independent auditors. For the year ended December 31, 2002, there are (i) no disagreements with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to Ernst & Young's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such year; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

         The Partnership has no directors or executive officers. The general partner of the Partnership is AP-Fairfield GP LLC, a Delaware limited liability company. The general partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2003, the names of the executive officers of manager of the general partner and the position held by each of them, are as follows:

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

         Michael L. Ashner, age 50, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. Since August 19, 2002, Mr. Ashner has also served as the Chief Executive Officer of Fairfield Inn By Marriott Limited Partnership, Shelbourne Properties II Inc. and Shelbourne Properties III Inc. (collectively, the "Shelbourne REITs"), three publicly traded real estate investment trusts. Mr. Ashner currently serves as a director of each of the Shelbourne REITs, Great Bay Hotel and Casino Inc., and NBTY, Inc.

         Thomas C. Staples, age 47, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA.

         Peter Braverman, age 51, has been a Vice President of WFA and the Managing General Partner since January 1996. Since August 19, 2002, Mr. Braverman has also served as the Executive Vice President of each of the Shelbourne REITs. Mr. Braverman serves as a director of the Shelbourne REITs.

         Carolyn Tiffany, age 36, has been employed with WFA since January 1993. Since December 1997, Ms. Tiffany has served as the Chief Operating Officer of WFA. In addition, since August 19, 2002, Ms. Tiffany has served as the Chief Financial Officer of each of the Shelbourne REITs.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Security Ownership of Certain Beneficial Owners.

         Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2003:

          Name of Beneficial Owner     Number of Units owned     % of Class
          ------------------------     ---------------------     ----------
          AP-Fairfield LP, LLC(1)            18,459                22.15%

(1) The principal business address of the listed entity, which is an affiliate of the general partner, is 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.

         (b)  Security Ownership of Management.

         At March 1, 2003, AP-Fairfield LP, LLC, an affiliate of the general partner, owned 18,459 Units representing approximately 22.15% of the total number of Units outstanding. Neither the general partner, nor any officer, director, manager or member thereof, or any of their affiliates owned any Units.

         (c)  Changes in Control.

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership pays Winthrop Financial Associates, an affiliate of the general partner, a monthly fee of $30,000 to cover various administrative services provided on the Partnership's behalf. For the year ended December 31, 2002, $360,000 was expensed for these services.

ITEM 14.   CONTROLS AND PROCEDURES

         The general partner's principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements: see Index to Financial Statements in Item 8.

(a) (2)  Financial Statement Schedule:

         Schedule III - Real Estate and Accumulated Depreciation

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) (3)  Exhibits:

         See Exhibit Index

(b)      Reports on Form 8-K:

         The Partnership filed the following reports on Form 8-K during the last quarter of the fiscal year:

         No Current Reports on Form 8-K were filed by the Partnership during the three month period ended December 31, 2002.

                                                                    SCHEDULE III
                  Fairfield Inn by Marriott Limited Partnership
                    Real Estate and Accumulated Depreciation
                             As of December 31, 2002
                                 (in thousands)

                                                                 Cost capitalized
                                                                  subsequent to      Gross amount at which carried
                                    Initial costs to Partnership   acquisition            at close of period
                                    ---------------------------------------------------------------------------------
                                                                                              Leasehold,
                                                  Buildings and                              Buildings and             Accumulated
Description             Encumbrances    Land      improvements     Improvements      Land    improvements     Total    depreciation
-----------------------------------------------------------------------------------------------------------------------------------
46 Fairfield Inns (d)     $137,070    $ 13,425     $ 147,217         $ 13,225     $ 13,425    $ 160,442     $ 173,867   $ 83,021

                                                              Life on which
                                                               depreciation
                              Date of          Date          in latest income
                           construction      acquired     statements is computed
                           -----------------------------------------------------
46 Fairfield Inns            1987-1990       1989-1990           20-30 years

Notes:

(a)  Reconciliation of real estate:

                                                         2000             2001            2002
                                                      -------------------------------------------
     Balance at beginning of period                   $ 188,578        $ 184,327        $ 187,534
     Additions during period:
          Improvements                                    3,876            7,015            1,345
     Deductions during period:
          Impairment loss                                (8,127)          (3,808)          (5,278)
          Properties sold                                    --           (9,734)              --
                                                      -------------------------------------------
     Balance at end of period                         $ 184,327        $ 187,534        $ 173,867
                                                      ===========================================

(b)  Reconciliation of accumulated depreciation

     Balance at beginning of period                   $  64,740        $  73,375        $  82,040
     Additions during period:
          Depreciation                                    8,635            8,665        $   7,021
     Deductions during period:
          Properties sold                                    --           (6,040)              --
                                                      -------------------------------------------
     Balance at end of period                         $  73,375        $  82,040        $  83,021
                                                      ===========================================

(c) The aggregate cost of land, buildings, improvements and properties held for sale for Federal income tax purposes is approximately $188.9 million at December 31, 2002.

(d) 46 Fairfield Inns, limited service hotels, located throughout the United States

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                                   By: AP-Fairfield GP LLC
                                       General Partner


                                       By: AP-Fairfield Manager Corp.
                                           Manager


         Dated: April 1, 2003              By: /s/ Michael L. Ashner
                                               ---------------------------------
                                               Michael L. Ashner
                                               President and Director
                                               (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.


         Dated: April 1, 2003          By: /s/ Michael L. Ashner
                                           -------------------------------------
                                           Michael L. Ashner
                                           President and Director
                                           (Principal Executive Officer)

         Dated: April 1, 2003          By: /s/ Thomas Staples
                                           -------------------------------------
                                           Thomas Staples
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)

                                 CERTIFICATIONS

         I, THOMAS C. STAPLES, certify that:

         1. I have reviewed this annual report on Form 10-K of Fairfield Inn by Marriott Limited Partnership;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this annual report is being prepared:

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:    April 1, 2003        /s/ Thomas Staples
                                       -----------------------------------------
                                       Thomas C. Staples
                                       Chief Financial Officer

                                 CERTIFICATIONS

         I, MICHAEL L. ASHNER, certify that:

         1. I have reviewed this annual report on Form 10-K of Fairfield Inn by Marriott Limited Partnership;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this annual report is being prepared:

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:    April 1, 2003        /s/ Michael L. Ashner
                                       -----------------------------------------
                                       Michael L. Ashner
                                       Chief Executive Officer

                                  EXHIBIT INDEX

   No.   Exhibit                                                            Page
   ---   -------                                                            ----
    2.1  Amended and Restated Agreement of Limited Partnership of            (1)
         Fairfield Inn by Marriott Limited Partnership by and among
         Marriott FIBM One Corporation (General Partner), Christopher,
         G. Townsend (Organizational Limited Partner), and those persons who become Limited Partners (Limited Partners) dated
         July 31, 1990.

    2.2  First Amendment to Amended and Restated Agreement of Limited        (2)
         Partnership dated as of December 28, 1998.

   10.1  Loan Agreement between Fairfield Inn by Marriott Limited            (1)
         Partnership and Nomura Asset Capital Corporation dated
         January 13, 1997.

   10.2  Secured Promissory Note made by Fairfield Inn by Marriott           (1)
         Limited Partnership (the "Maker") to Nomura Asset Capital
         Corporation (the "Payee") dated January 13, 1997.

   10.3  Form of Ground Lease                                                (1)

   12.1  Statements re: Computation of Ratio of Earnings to Fixed            59
         Charges

   16    Letter from Arthur Andersen LLP to the Securities and               (4)
         Exchange Commission dated May 20, 2002.

   99.1  Confirmation of Receipt of Assurances from Arthur Anderson LLP      (3)

   99.2  Certification Pursuant to Section 906 of the Sarbanes-Oxley         60
         Act of 2002

(1) Incorporated by reference to the Registrant's Form 10 filed on January 29, 1998.

(2) Incorporated by reference to the Registrant's Form 10/A filed on April 11, 2001

(3) Incorporated by reference to the Registrant's Annual Report on Form 10K filed for the year ended December 31, 2001.

(4) Incorporated by reference to the Registrant's Current Report on Form 8K filed May 20, 2002.