Form 10-Q
period 2003-03-31
FAIRFIELD INN BY MARRIOTT LTD PARTNERSHIP
filed 2003-05-15
CIK 855103

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


For the Quarter Ended March 31, 2003               Commission File No. 0-16728


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

                                 (617) 570-4600
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

Indicated by check whether registrant is an accelerated filer (as identified in
Rule 12b-2 of the Exchange Act). Yes      No  X
                                     ---     ---

================================================================================

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

================================================================================



                                TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                               --------
PART I - FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Condensed Balance Sheets as of March 31, 2003 and December 31, 2002                       3

         Condensed Statements of Operations - Quarters Ended March 31, 2003 and 2002               4

         Condensed Statements of Cash Flows - Quarters Ended March 31, 2003 and 2002               5

         Notes to Condensed Financial Statements                                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               12

Item 4.  Controls and Procedures                                                                  13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                        14

Item 6.  Exhibits and Reports on Form 8-K                                                         14

SIGNATURES                                                                                        15

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      March 31,           December 31,
                                                                                         2003                 2002
                                                                                    ---------------      ----------------
                                                                                     (unaudited)
ASSETS
     Property and equipment, net                                                           $98,105            $   99,626
     Property held for sale                                                                     --                 1,122
     Deferred financing costs, net of accumulated amortization                               1,758                 1,875
     Accounts receivable                                                                     1,181                 1,008
     Prepaid insurance and other current assets                                              1,253                 1,270
     Inventory                                                                                 920                   920
     Due from Marriott International, Inc.                                                     387                   387
     Property improvement fund                                                               2,785                 2,785
     Restricted cash                                                                         1,191                     8
     Cash and cash equivalents                                                               5,462                 5,900
                                                                                    ---------------      ----------------

                                                                                        $  113,042           $   114,901
                                                                                    ===============      ================

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
     Mortgage debt in default                                                             $137,024           $   137,070
     Due to Marriott International, Inc., affiliates and other in default                    5,904                 5,034
     Accounts payable and accrued liabilities                                               12,507                 8,546
                                                                                    ---------------      ----------------

         Total Liabilities                                                                 155,435               150,650
                                                                                    ===============      ================

PARTNERS' DEFICIT
     General Partner                                                                         (373)                 (307)
     Limited Partners                                                                     (42,020)              (35,442)
                                                                                    ---------------      ----------------

         Total Partners' Deficit                                                          (42,393)              (35,749)
                                                                                    ---------------      ----------------

                                                                                        $  113,042           $   114,901
                                                                                    ===============      ================












                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)

                                                                              Quarter Ended         Quarter Ended March
                                                                                March 31,                   31,
                                                                                  2003                      2002
                                                                            ------------------      ---------------------
REVENUES
     Rooms                                                                          $  15,589                  $  17,718

     Other inn revenues                                                                   217                        306
                                                                            ------------------      ---------------------
                                                                                       15,806                     18,024
                                                                            ------------------      ---------------------

OPERATING EXPENSES
     Rooms                                                                              5,637                      5,968
     Other department costs and expenses                                                  296                        279
     Selling, administrative and other                                                  6,194                      6,049
     Depreciation                                                                       2,376                      2,445
     Ground rent, taxes and other (Note 4)                                              2,604                      2,286
     Base management fee                                                                  479                        548
     Loss on impairment of long-lived assets (Note 3)                                   1,958                         --
                                                                            ------------------      ---------------------
                                                                                       19,544                     17,575
                                                                            ------------------      ---------------------


OPERATING (LOSS) PROFIT                                                               (3,738)                        449

     Interest expense                                                                 (2,920)                     (3,110)
     Interest income                                                                       14                         54
                                                                            ------------------      ---------------------

NET LOSS                                                                            $ (6,644)                  $ (2,607)
                                                                            ==================      =====================


ALLOCATION OF NET LOSS
     General Partner                                                                $    (66)                  $    (26)
     Limited Partners                                                                 (6,578)                    (2,581)
                                                                            ------------------      ---------------------

                                                                                    $ (6,644)                  $ (2,607)
                                                                            ==================      =====================


NET LOSS PER LIMITED PARTNER UNIT   (83,337 Units)                                  $    (79)                  $    (31)
                                                                            ==================      =====================







                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                   Quarter Ended        Quarter Ended
                                                                                     March 31,          March 31, 2002
                                                                                       2003
                                                                                  ----------------     -----------------
   OPERATING ACTIVITIES
        Net loss                                                                        $  (6,644)           $   (2,607)
        Depreciation                                                                        2,376                 2,445
        Loss on impairment of long-lived assets                                             1,958                    --
        Amortization of deferred financing costs                                              117                   122
        Amortization of mortgage debt premium                                                 (46)                  (88)
        Changes in operating accounts                                                       3,492                 2,222
                                                                                  ----------------     -----------------

            Cash provided by operating activities                                           1,253                 2,094
                                                                                  ----------------     -----------------

   INVESTING ACTIVITIES
        Additions to property and equipment                                               (1,691)                    --
        Change in property improvement fund                                                    --               (1,290)
                                                                                  ----------------     -----------------

            Cash used in investing activities                                             (1,691)               (1,290)
                                                                                  ----------------     -----------------

   FINANCING ACTIVITIES
        Repayment of mortgage debt                                                             --               (1,193)
        Change in restricted cash                                                              --                 1,193
                                                                                  ----------------     -----------------

            Cash used in financing activities                                                  --                    --
                                                                                  ----------------     -----------------

   (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (438)                   804

   CASH AND CASH EQUIVALENTS at beginning of period                                         5,900                 1,597
   CASH OF THE INNS, as restated                                                               --                 4,384
                                                                                  ----------------     -----------------
   CASH AND CASH EQUIVALENTS at end of period                                           $   5,462            $    6,785
                                                                                  ================     =================


   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid for mortgage interest                                                 $      --            $    3,081
                                                                                  ================     =================









                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION

Fairfield Inn by Marriott Limited Partnership, a Delaware limited partnership (the "Partnership"), owns 46 Fairfield Inn by Marriott properties (the "Inns") located in sixteen states within the contiguous United States. The Partnership leases the land underlying 30 of the Inns from Marriott International, Inc. ("MII") and certain of its affiliates. Effective November 30, 2001, Sage Management Resources III, LLC ("Sage"), an affiliate of Sage Hospitality Resources, LLC, began providing management at the properties. Prior to such date, the Inns were managed by Fairfield FMC Corporation, a wholly-owned subsidiary of Marriott International, as part of the Fairfield Inn by Marriott hotel system under a long-term management agreement. Under Sage the Inns continue to be operated under the Fairfield Inn by Marriott system.

2.       GOING CONCERN UNCERTAINTY, LIQUIDITY AND FINANCING REQUIREMENTS

Adequate liquidity and capital are critical to the ability of the Partnership to continue as a going concern. Annual revenues have declined each year, from $94.4 million in 1998 to $78.8 million in 2002. The decline in Inn operations is primarily due to increased competition, over-supply of limited service hotels in the markets where the Partnership's Inns operate, increased pressure on room rates, lack of funds for capital improvements needed to make the Inns more competitive in their marketplaces, and a slowdown in the economy resulting in a softness in the lodging industry as a whole. Exacerbating this trend was the impact of the events of September 11, 2001 and the war with Iraq which have had a significant detrimental effect on the hospitality industry in general and the Inns in particular as travel nationwide has severely decreased. The Partnership did not have sufficient cash flow from current operations to make its required debt service payments beginning in November 2002, nor did it have sufficient cash flow to make its property improvement fund contributions beginning in September 2002. Further, on March 26, 2003, the Partnership received notice from Marriott International that it was in default under the ground lease agreements, due to its failure to pay the full amount due of minimum rentals owed under the Ground Leases beginning in January 2003. A default under the ground lease agreements also constitutes a default under the loan agreement. On May 7, 2003, the Partnership received notice from Marriott International that the Ground Leases would be terminated effective June 15, 2003 for nonpayment. On May 9, 2003, the lender exercised its right to cure the default and paid the non-subordinated ground rent owed under the Ground Leases through March 2003.

The Partnership is not projecting improved results for 2003 over 2002. Partnership cash, including $1.2 million held in lender reserve accounts at March 31, 2003 and December 31, 2002, respectively, totaled approximately $6.7 million and $5.9 million at March 31, 2003 and December 31, 2002, respectively. As of November 11, 2002, the Partnership is in default under the mortgage loan agreement due to its failure to pay the regularly scheduled debt service payment due on that date. The Partnership is also in default under the Franchise Agreements with Marriott International due to its failure to make its property improvement fund contributions beginning in September 2002, also resulting in technical default under the mortgage loan agreement. The Partnership had requested from the lender further modifications to the mortgage loan agreement. These modifications included paying debt service solely from available cash flow, selling certain of the Partnership's properties and applying the proceeds from the sales toward replenishing reserves held by the lender. This proposal has been rejected by the lender. The Partnership is currently in negotiations with the lender to seek an agreement to permit the Partnership to retain its interest in the Inns. If the Partnership is unable to reach an agreement with the lender, the Partnership may be required to seek protection by filing for bankruptcy (Chapter 7 (liquidation) or Chapter 11 (reorganization)) and/or the Partnership's properties may be lost through foreclosure.

The lack of available funds from operations over the past several years has also delayed room refurbishments at the Inns. Based upon information provided by Sage, the capital expenditure needs for 2002 and 2003 for the Inns are estimated to total approximately $19 million. As of April 1, 2003, the Partnership has spent approximately $5.2 million toward the completion of the property improvements plans required under the Franchise Agreements with Marriott International. The Partnership is required to provide evidence by no later than November 30, 2003 that at least $23 million has been set aside to complete a portion of these capital improvements. If the capital improvements are not completed, the Franchise Agreement could be terminated and the Inns could be prohibited from operating as "Fairfield Inn by Marriott". If this were to occur, which is likely, the Partnership would seek to become part of a comparable,

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       GOING CONCERN UNCERTAINTY, LIQUIDITY AND FINANCING REQUIREMENTS
         (CONTINUED)

nationally recognized hotel system in order to continue to comply with the obligations under its loan documents. If the Partnership is unable to retain another nationally recognized brand, it could significantly impair its revenues and cash flow. The Partnership estimates that the shortfall in available funds for capital expenditures will be approximately $6.2 million by the end of 2003.

For the years ended December 31, 2002, 2001 and 2000, the Partnership contributed $3.5 million, $5.8 million, $6.0 million, respectively, to the property improvement fund. For the quarters ended March 31, 2003 and 2002, the Partnership contributed $0 and $1.3 million, respectively, to the property improvement fund.

The Partnership had insufficient cash flow from operations beginning in September 2002 to make its property improvement fund contributions. This resulted in a default under the Partnership's Franchise Agreements with Marriott International, and thus a technical default under the mortgage loan agreement. If the Partnership is unable to reach an agreement with the lender, the Partnership may be required to seek protection by filing for bankruptcy (Chapter 7 (liquidation) or Chapter 11 (reorganization)) and/or the Partnership's properties may be lost through foreclosure.


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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto for the year ended December 31, 2002.

In the opinion of the Partnership, the accompanying unaudited, condensed financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Partnership as of March 31, 2003 and 2002, the results of its operations for the quarters ended March 31, 2003 and 2002, and its cash flows for the quarters ended March 31, 2003 and 2002. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations. In addition, the Partnership sold four of its hotels during 2002.

The Partnership assesses impairment of its real estate properties based on whether estimated future undiscounted cash flows from such properties will be less than their net book value upon the evidence of impairment indicators. If a property is impaired, its basis is adjusted to its estimated fair value. In 2002, Inns located in Atlanta, Georgia; Birmingham, Alabama; Detroit, Michigan; Greenville, South Carolina; and St. Louis, Missouri experienced declining cash flows, primarily due to additional competition in their local markets and therefore were impaired. As a result, during 2002, the Partnership concluded that these Inns were impaired and adjusted their basis to their estimated fair market value. An impairment charge was also taken on one of the Inns held for sale, located in Orlando, Florida, based on the most recent sales offer. The Partnership recorded an impairment charge of $5.3 million in the third quarter of 2002.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 2002, the Partnership had four of its Inns remaining as held for sale. These Inns were located in Orlando, Florida; Columbus, Ohio; Charlotte, North Carolina; and Raleigh, North Carolina. Effective January 1, 2003, after the Partnership determined to no longer market these Inns for sale, the Partnership reclassified these Inns as held and used. Accordingly, upon reclassification an impairment charge was taken to record these Inns at the lower of carrying value when classified as held and used, less depreciation not taken during the period they were held for sale, or fair value. During the quarter ended March 31, 2003, Inns located in Atlanta, Georgia also experienced declining cash flows, primarily due to additional competition in their local markets and therefore were impaired. As a result, the Partnership recorded an impairment charge of $2.0 million during the quarter ended March 31, 2003.

In 2002, the Partnership concluded that the components of the working capital managed by Sage should be consolidated with the working capital of the Partnership. Previously reported financial statements have been revised to reflect this accounting presentation. This revision did not impact the statement of operations, partners' deficit or the net operating, investing and financing cash flows, but did affect the comparability of the components of the operating cash flows for 2003 to 2002.

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

4.       AMOUNTS PAYABLE TO MARRIOTT INTERNATIONAL, INC.

The following table provides the significant expenses payable to Marriott International and its affiliates for the periods ended March 31, 2003 and 2002 (in thousands):

                                                              Year-to-Date as of
                                                                   March 31,
                                                             2003               2002
                                                       -----------------    -------------
                  Royalty fee                                    $1,013         $  1,152
                  Ground rent                                       777              657
                  Reservation costs                                 156              177
                                                       -----------------    -------------
                           Total                                 $1,946          $ 1,986
                                                       =================    =============

On March 26, 2003, the Partnership received notice from Marriott International that it was in default under the ground lease agreements, due to its failure to pay the full amount due of minimum rentals owed under the Ground Leases beginning in January 2003. On May 7, 2003, the Partnership received notice from Marriott International that the Ground Leases would be terminated effective June 15, 2003 for nonpayment. On May 9, 2003, the lender exercised its right to cure the default and paid the non-subordinated ground rent owed under the Ground Leases through March 2003.

During the fourth quarter of 2002, the Partnership recorded an adjustment to recognize its ground rent expense on a straight-line basis for fiscal year 2002. An adjustment has been made for the quarter ended March 31, 2002 to present ground rent expense under the straight-line method. This revision increased ground rent expense and increased net loss by approximately $632,000 for the quarter ended March 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Going Concern and Other Important Risk Factors: Adequate liquidity and capital are critical to the ability of the Partnership to continue as a going concern. Annual revenues have declined each year, from $94.4 million in 1998 to $78.8 million in 2002. The decline in Inn operations is primarily due to increased competition, over-supply of limited service hotels in the markets where the Partnership's Inns operate, increased pressure on room rates, lack of funds for capital improvements needed to make the Inns more competitive in their marketplaces, and a slowdown in the economy resulting in a softness in the lodging industry as a whole. Exacerbating this trend was the impact of the events of September 11, 2001 and the war with Iraq which have had a significant detrimental effect on the hospitality industry in general and the Inns in particular as travel nationwide has severely decreased. The Partnership did not have sufficient cash flow from current operations to make its required debt service payments beginning in November 2002, nor did it have sufficient cash flow to make its property improvement fund contributions beginning in September 2002. Further, on March 26, 2003, the Partnership received notice from Marriott International that it was in default under the ground lease agreements, due to its failure to pay the full amount due of minimum rentals owed under the Ground Leases beginning in January 2003. On May 7, 2003, the Partnership received notice from Marriott International that the Ground Leases would be terminated effective June 15, 2003 for nonpayment. On May 9, 2003, the lender exercised its right to cure the default and paid the non-subordinated ground rent owed under the Ground Leases through March 2003.

The Partnership is not projecting improved results for 2003 over 2002. Partnership cash, including $1.2 million and $8,000 held in lender reserve accounts at March 31, 2003 and December 31, 2002, respectively, totaled $6.7 million and $5.9 million at March 31, 2003 and December 31, 2002, respectively. As of November 11, 2002, the Partnership is in default under the mortgage loan agreement due to its failure to pay the regularly scheduled debt service payment due on that date. The Partnership is also in default under the Franchise Agreements with Marriott International due to its failure to make its property improvement fund contributions beginning in September 2002, also resulting in technical default under the mortgage loan agreement. The Partnership had requested from the lender further modifications to the mortgage loan agreement. These modifications included paying debt service solely from available cash flow, selling certain of the Partnership's properties and applying the proceeds from the sales toward replenishing reserves held by the lender. This proposal has been rejected by the lender. The Partnership is currently in negotiations with the lender to seek an agreement to permit the Partnership to retain its interest in the Inns. If the Partnership is unable to reach an agreement with the lender, the Partnership may be required to seek protection by filing for bankruptcy (Chapter 7 (liquidation) or Chapter 11 (reorganization)) and/or the Partnership's properties may be lost through foreclosure.

The lack of available funds from operations over the past several years has also delayed room refurbishments at the Inns. Based upon information provided by Sage, the capital expenditure needs for 2002 and 2003 for the Inns are estimated to total approximately $19 million. As of April 1, 2003, the Partnership has spent approximately $5.2 million toward the completion of the property improvements plans required under the Franchise Agreements with Marriott

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

International. The Partnership is required to provide evidence by no later than November 30, 2003 that at least $23 million has been set aside to complete a portion of these capital improvements. If the capital improvements are not completed, the Franchise Agreement could be terminated and the Inns could be prohibited from operating as "Fairfield Inn by Marriott". If this were to occur, which is likely, the Partnership would seek to become part of a comparable, nationally recognized hotel system in order to continue to comply with the obligations under its loan documents. If the Partnership is unable to retain another nationally recognized brand, it could significantly impair its revenues and cash flow. The Partnership estimates that the shortfall in available funds for capital expenditures will be approximately $6.2 million by the end of 2003.

For the years ended December 31, 2002 and 2001, the Partnership contributed $3.5 million and $5.8 million, respectively, to the property improvement fund. For the quarters ended March 31, 2003 and 2002, the Partnership contributed $0 and $1.3 million, respectively, to the property improvement fund. The Partnership had insufficient cash flow from operations beginning in September 2002 to make its property improvement fund contributions. This resulted in a default under the Partnership's Franchise Agreements with Marriott International, and thus a technical default under the mortgage loan agreement. If the Partnership is unable to reach an agreement with the lender, the Partnership may be required to seek protection by filing for bankruptcy (Chapter 7 (liquidation) or Chapter 11 (reorganization)) and/or the Partnership's properties may be lost through foreclosure.


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

Partnership cash, including $1.2 million held in lender reserve accounts, totaled $6.7 million at March 31, 2003.

Principal Sources and Uses of Cash: The Partnership's principal source of cash has been from operations. The Partnership's principal uses of cash are to make debt service payments, fund the property improvement fund and maintain reserves required pursuant to the terms of the mortgage debt.

The Partnership's cash and cash equivalents declined to $5.5 million compared to $6.8 million at March 31, 2002 and compared to $5.9 million at December 31, 2002. The decline from year end is due to $1.7 million of cash used in investing activities, which was partially offset by $1.3 million of cash provided by operating activities. Cash used in investing activities consisted of capital expenditures.

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

The cost of future capital expenditures for the Partnership's Inns is estimated to exceed available funds. The Partnership's property improvement fund became insufficient to meet anticipated capital expenditures in 1999 and continued to be insufficient through the first quarter of 2003. To address this shortfall, the Partnership deposited an additional $2.4 million into the property improvement fund during 1999 from its Partnership cash beyond the required contributions. In addition, the contribution rate to the property improvement fund was increased to 7% of gross sales for 1997 and thereafter. The Partnership contributed $3.5 million and $5.8 million during 2002 and 2001, respectively,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

to the property improvement fund. The Partnership has not made any contributions to the property improvement fund during the quarter ended March 31, 2003.

The estimated property improvement fund shortfall is expected to be $6.2 million of projected capital expenditure requirements by the end of 2003. Until the Partnership reaches a resolution concerning funding of the Partnership's operating and capital expenditure shortfalls, any proposed capital expenditures exceeding the amount available in the property improvement fund will be deferred.

As discussed above, existing Partnership operations do not generate sufficient revenue to enable the Partnership to meet its operating expenses, debt service payments and ground lease payments. As such, the Partnership is currently in default under both its loan agreement and its ground lease agreements. The Partnership has entered into negotiations with the lender to address this situation. If an agreement cannot be reached, the Partnership may seek to protect its investment in the Inns by filing for bankruptcy protection (Chapter 7 (liquidation) or Chapter 11 (reorganization)) and/or could lose some or all of its Inns through foreclosure or to the ground lessor.

RESULTS OF OPERATIONS

Net loss. The net loss increased $4.0 million to $6.6 million in the first quarter 2003 as compared to the net loss of $2.6 million in first quarter of 2002. This increase is due primarily to the decrease in revenues and increase in operating expenses discussed below.

Operating (Loss) Profit. Operating loss for the first quarter of 2003 increased by $4.2 million to $3.7 million when compared to operating income of $449,000 for the first quarter of 2002. The increase in operating loss is due to the decrease in revenues and increase in operating expenses.

Total Revenues. Total revenues decreased $2.2 million, or 12.3%, to $15.8 million for first quarter year-to-date 2003 from $18.0 million in the first quarter of 2002. The decrease is primarily due to the decline in rooms revenues.

Rooms Revenues. Rooms revenues decreased $2.1 million, or approximately 12.0% to $15.6 million for the first quarter of 2003 from $17.7 million for the first quarter of 2002, reflecting a 1.2% decrease in occupancy to 55.0%, and a $1.11 decrease in average room rate to $50.91. These changes in occupancy and room rates caused a decrease in revenue per available room ("REVPAR") of 4.3% to $28.00. The decrease in average occupancy was primarily the result of increased competition in the economy segment and the deferral of capital improvements needed to make our inns more competitive in their marketplaces because of the lack of funds. The decrease in rooms revenues is not proportional to the decreases in occupancy and average room rate due to the sale of four of the Partnership's hotels during 2002. Excluding the effect on revenues of the sale of these four hotels, rooms revenues for the remaining 46 Inns decreased $0.9 million, or approximately 5.3% to $15.6 million in the first quarter of 2003 from $16.5 million in the first quarter of 2002.


Operating Expenses. Operating expenses increased during the first quarter of 2003 by $2.0 million or 11.2% to $19.5 million when compared to the first quarter of 2002. The increase is primarily due to the loss on impairment of $2.0 million recorded during the first quarter of 2003.

Interest Expense. Interest expense decreased $190,000 to $2.9 million in first quarter 2003 when compared to the first quarter of 2002. This decrease is due to the payment of $11.4 million of principal on the mortgage debt during 2002 as a result of proceeds applied from Inn sales.

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

Impairment of long-lived assets: At March 31, 2003 and December 31, 2002, the Partnership had $98.1 million and $99.6 million of property and equipment (net), and $0 million and $1.1 million of properties held for sale, accounting for approximately 87% and 88%, respectively, of the Partnership's total assets. Property and equipment is carried at cost but is adjusted to fair value if there is an impairment loss.

During the years ended December 31, 2002, 2001, and 2000, the Partnership recognized $5.2 million, $3.8 million, and $8.1 million, respectively, of impairment losses related to its property and equipment. For the quarter ended March 31, 2003, the Partnership recognized an additional $2.0 million impairment loss related to property and equipment at its Inns located in Atlanta, Georgia; Charlotte, North Carolina; Columbus, Ohio; Orlando, Florida; and Raleigh, North Carolina. An impairment loss must be recorded for an Inn if estimated undiscounted future cash flows are less than the book value of the Inn. Impairment losses are measured based on the estimated fair value of the Inn. The Partnership bases its estimates of fair values primarily upon appraisals. In assessing the recoverability of the Partnership's property and equipment the Partnership must consider the forecasted financial performance of its properties. If these estimates or their related assumptions change in the future, the Partnership may be required to record additional impairment charges.

Useful lives of long-lived assets: Property and equipment, and certain other long-lived assets, are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue.

Deferred ground rent: Deferred ground rent payable to Marriott International and its affiliates at March 31, 2003 and December 31, 2002 was $4.7 million and $4.7 million, respectively, and is included in Due to Marriott International, Inc., affiliates and other on the accompanying balance sheet. The Partnership's deferred ground rent of $2.2 million that remained payable at November 30, 2001 was waived in accordance with the amended lease agreement that was entered between the Partnership and Marriott International and its affiliates. The amount of deferred ground rent waived as a result of the ground lease amendment will be recognized as a reduction in ground rent expense over the remaining life of the new lease term, which has been extended to November 30, 2098, since it represents a new operating lease as of November 30, 2001, for accounting purposes. Ground rent expense is recognized on a straight-line basis over the term of the lease. The excess of ground rent expense recognized over rental payments required by the lease agreement of $2.5 million is deferred at March 31, 2003.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have market risk with respect to interest rates, foreign currency exchanges or other market rate or price risk, and we do not hold any financial instruments for trading purposes. As of March 31, 2003, all of our debt has a fixed interest rate.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.


(b)  Reports on Form 8-K

         No Current Reports on Form 8-K were filed by the Partnership during the three month period ended March 31, 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May, 2003.


                           FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                           By:      AP-Fairfield GP, LLC
                                    General Partner

                                    By:     AP-Fairfield Manager Corp.
                                            Manager

                                            By:      /s/ Carolyn Tiffany
                                               -------------------------------
                                                     Carolyn Tiffany
                                                     Vice President

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



         Date:    May 15, 2003              /s/ Thomas Staples
                                            ---------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

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



         Date:    May 15, 2003                      /s/ Michael L. Ashner
                                                    ---------------------
                                                    Michael L. Ashner
                                                    Chief Executive Officer

                                  EXHIBIT INDEX


        No.     Exhibit                                                                                         Page
        ---     -------                                                                                         ----
        2.1     Amended and Restated Agreement of Limited Partnership of Fairfield Inn by Marriott Limited       (1)
                Partnership by and among Marriott FIBM One Corporation (General Partner), Christopher, G.
                Townsend (Organizational Limited Partner), and those persons who become Limited Partners
                (Limited Partners) dated July 31, 1990.

        2.2     First Amendment to Amended and Restated Agreement of Limited Partnership dated as of December    (2)
                28, 1998.

       10.1     Loan Agreement between Fairfield Inn by Marriott Limited Partnership and Nomura Asset Capital    (1)
                Corporation dated January 13, 1997.

       10.2     Secured Promissory Note made by Fairfield Inn by Marriott Limited Partnership (the "Maker") to   (1)
                Nomura Asset Capital Corporation (the "Payee") dated January 13, 1997.

       10.3     Form of Ground Lease                                                                             (1)

         16     Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 20, 2002.    (4)

         99     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                          19