Form 10-Q
period 2003-06-30
FAIRFIELD INN BY MARRIOTT LTD PARTNERSHIP
filed 2003-08-18
CIK 855103

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


For the Quarter Ended June 30, 2003                  Commission File No. 0-16728


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

                                 (617) 570-4600
                                  -------------
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---
Indicated by check whether registrant is an accelerated filer (as identified in Rule 12b-2 of the Exchange Act).
Yes        No  X
    -----     ---

================================================================================

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
================================================================================



                                TABLE OF CONTENTS

                                                                                                     PAGE NO.
                                                                                                     --------

PART I - FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Condensed Balance Sheets as of June 30, 2003 and December 31, 2002                                 3

         Condensed Statements of Operations - Quarters and Six Months Ended
                  June 30, 2003 and 2002                                                                    4

         Condensed Statements of Cash Flows - Six Months Ended June 30, 2003 and 2002                       5

         Notes to Condensed Financial Statements                                                            6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                        14

Item 4.  Controls and Procedures                                                                           14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                                                  15


SIGNATURES                                                                                                 16

EXHIBIT INDEX


                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       June 30,           December 31,
                                                                                         2003                 2002
                                                                                    ---------------      ----------------
                                                                                      (unaudited)
ASSETS
     Property and equipment, net                                                         $  96,262            $   99,626
     Property held for sale                                                                     --                 1,122
     Deferred financing costs, net of accumulated amortization                               1,641                 1,875
     Accounts receivable                                                                     1,586                 1,008
     Prepaid insurance and other current assets                                                685                 1,270
     Inventory                                                                                 920                   920
     Due from Marriott International, Inc.                                                     387                   387
     Property improvement fund                                                               2,018                 2,785
     Restricted cash                                                                         3,985                     8
     Cash and cash equivalents                                                               5,508                 5,900
                                                                                    ---------------      ----------------
                                                                                         $ 112,992            $  114,901
                                                                                    ===============      ================

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
     Mortgage debt in default, net                                                       $ 136,979           $   137,070
     Due to Marriott International, Inc., affiliates and other in default                    6,277                 5,034
     Accounts payable and accrued liabilities                                               14,800                 8,546
                                                                                    ---------------      ----------------
         Total Liabilities                                                                 158,056               150,650
                                                                                    ---------------      ----------------
PARTNERS' DEFICIT
     General Partner                                                                         (400)                 (307)
     Limited Partners                                                                     (44,664)              (35,442)
                                                                                    ---------------      ----------------
         Total Partners' Deficit                                                          (45,064)              (35,749)
                                                                                    ---------------      ----------------
                                                                                         $ 112,992           $   114,901
                                                                                    ===============      ================













                  See Notes to Condensed Financial Statements.



                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)

                                                     Three Months         Three Months         Six Months           Six Months
                                                         Ended           Ended June 30,       Ended June 30,       Ended June 30,
                                                     June 30, 2003            2002                2003                  2002
                                                   ------------------    ----------------    -----------------    ------------------
REVENUES
     Rooms                                         $          19,441     $        22,267           $    35,030     $         39,985
     Other inn revenues                                          203                 291                   420                  597
     Other revenues                                               --               1,374                    --                1,374
                                                   ------------------    ----------------    ------------------   -----------------
                                                              19,644              23,932                35,450               41,956
                                                   ------------------    ----------------    ------------------   -----------------
 OPERATING EXPENSES
     Rooms                                                     6,401               6,739                12,038               12,707
     Other department costs and expenses                         318                 522                   614                  801
     Selling, administrative and other                         6,265               6,809                12,459               12,858
     Depreciation                                              2,456               2,415                 4,832                4,860
     Ground rent, taxes and other (Note 4)                     2,449               2,464                 5,053                4,751
     Base management fee                                         597                 683                 1,076                1,231
     Loss on impairment of long-lived
        assets (Note 3)                                          892                  --                 2,850                   --
                                                   ------------------    ----------------    ------------------   -----------------
                                                              19,378              19,632                38,922               37,208
                                                   ------------------    ----------------    ------------------   -----------------
OPERATING PROFIT (LOSS)                                          266               4,300                (3,472)               4,748
     Interest expense                                         (2,952)             (3,118)               (5,872)              (6,228)
     Interest income                                              15                  70                    29                  124
                                                   ------------------    ----------------    ------------------   -----------------

NET (LOSS) INCOME                                  $          (2,671)    $         1,252           $    (9,315)    $         (1,356)
                                                   ==================    ================    ==================   =================
ALLOCATION OF NET (LOSS) INCOME
     General Partner                               $             (27)    $            13                   (93)    $            (14)
     Limited Partners                                         (2,644)              1,239                (9,222)              (1,342)
                                                   ------------------    ----------------    ------------------   -----------------
                                                   $          (2,671)    $         1,252           $    (9,315)    $         (1,356)
                                                   ==================    ================    ==================   =================
NET (LOSS) INCOME PER LIMITED PARTNER UNIT
(83,337 Units)                                     $             (32)    $            15           $      (111)    $            (16)
                                                   ==================    ================    ==================   =================








                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                   Six Months            Six Months
                                                                                  Ended June 30,        Ended June 30,
                                                                                       2003                  2002
                                                                                  ----------------     -----------------
   OPERATING ACTIVITIES
        Net loss                                                                      $    (9,315)           $   (1,356)
        Depreciation                                                                        4,832                 4,860
        Loss on impairment of long-lived assets                                             2,850                    --
        Amortization of deferred financing costs                                              234                   244
        Amortization of mortgage debt premium                                                 (91)                 (175)
        Changes in operating accounts                                                       5,306                 3,675
                                                                                  ----------------     -----------------
            Cash provided by operating activities                                           3,816                 7,248
                                                                                  ----------------     -----------------
   INVESTING ACTIVITIES
        Additions to property and equipment                                                (3,196)                 (595)
        Change in property improvement fund                                                   767                (2,400)
                                                                                  ----------------     -----------------
            Cash used in investing activities                                              (2,429)               (2,995)
                                                                                  ----------------     -----------------
   FINANCING ACTIVITIES
        Repayment of mortgage debt                                                             --                (2,344)
        Change in restricted cash                                                          (1,779)                 (189)
                                                                                  ----------------     -----------------
            Cash used in financing activities                                              (1,779)               (2,533)
                                                                                  ----------------     -----------------
    (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (392)                1,720

   CASH AND CASH EQUIVALENTS at beginning of period                                         5,900                 1,597
   CASH OF THE INNS, as restated                                                               --                 3,482
                                                                                  ----------------     -----------------
   CASH AND CASH EQUIVALENTS at end of period                                           $   5,508                 6,799
                                                                                  ================     =================


   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid for mortgage interest                                                   $    --            $    6,205
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

2.       GOING CONCERN UNCERTAINTY, LIQUIDITY AND FINANCING REQUIREMENTS

Adequate liquidity and capital are critical to the ability of the Partnership to continue as a going concern. Annual revenues have declined each year from $94.4 million in 1998 to $78.8 million in 2002. The decline in Inn operations is primarily due to increased competition, over-supply of limited service hotels in the markets where the Partnership's Inns operate, increased pressure on room rates, lack of funds for capital improvements needed to make the Inns more competitive in their marketplaces, and a slowdown in the economy resulting in a softness in the lodging industry as a whole. Exacerbating this trend was the impact of the events of September 11, 2001 and the war with Iraq which have had a significant detrimental effect on the hospitality industry in general and the Inns in particular as travel nationwide has severely decreased. The Partnership did not have sufficient cash flow from current operations to make its required debt service payments beginning in November 2002, nor did it have sufficient cash flow to make its property improvement fund contributions beginning in September 2002. Further, on March 26, 2003, the Partnership received notice from MII that it was in default under the ground lease agreements, due to its failure to pay the full amount due of minimum rentals owed under the Ground Leases beginning in January 2003. A default under the ground lease agreements also constitutes a default under the loan agreement. On May 7, 2003, the Partnership received notice from MII that the Ground Leases would be terminated effective June 15, 2003 for nonpayment. On May 9, 2003, the lender exercised its right to cure the default and paid the non-subordinated ground rent owed under the Ground Leases through March 2003. On behalf of the Partnership, the Lender has continued to pay the non-subordinated ground rent under the Ground Leases through June 2003. The Partnership has recognized the obligation to repay the Lender for these advances.

The Partnership is not projecting improved results for 2003 over 2002. Partnership cash, including $4.0 million and $8,000 held in lender reserve accounts at June 30, 2003 and December 31, 2002, respectively, totaled approximately $9.5 million and $5.9 million at June 30, 2003 and December 31, 2002, respectively. As of November 11, 2002, the Partnership is in default under the mortgage loan agreement due to its failure to pay the regularly scheduled debt service payment due on that date. The Partnership is also in default under the Franchise Agreements with MII due to its failure to make its property improvement fund contributions beginning in September 2002, also resulting in technical default under the mortgage loan agreement. The Partnership had requested from the lender further modifications to the mortgage loan agreement. These modifications included paying debt service solely from available cash flow, and selling certain of the Partnership's properties and applying the proceeds from the sales toward replenishing reserves held by the lender. This proposal was rejected by the lender. The Partnership has reached a tentative agreement with the lender to permit the Partnership to sell its interest in the Inns without penalty. This agreement is subject to the consent of multiple parties. If the requisite consents to the tentative agreement are obtained, it is expected that any such liquidation will generate minimal, if any, proceeds in excess of debt and expenses. If the requisite consents are not obtained, the Partnership may be required to seek protection by filing for bankruptcy (Chapter 7 (liquidation) or Chapter 11 (reorganization)) and/or the Partnership's properties may be lost through foreclosure.

The lack of available funds from operations over the past several years has also delayed room refurbishments at the Inns. Based upon information provided by Sage, the capital expenditure needs through November 30, 2003 for the Inns are estimated to total approximately $19 million. As of July 1, 2003, the Partnership has spent approximately $6.4

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   GOING CONCERN UNCERTAINTY, LIQUIDITY AND FINANCING REQUIREMENTS (CONTINUED)

million toward the completion of the property improvements plans required under the Franchise Agreements with MII. The Partnership is required to provide evidence by no later than November 30, 2003 that at least $23 million has been set aside to complete these capital improvements. The capital improvements will not be completed by November 30, 2003, therefore the Franchise Agreement could be terminated and the Inns could be prohibited from operating as "Fairfield Inn by Marriott". If MII exercises its right to terminate the Franchise Agreement, the Partnership would seek to become part of a comparable, nationally recognized hotel system in order to continue to comply with the obligations under its loan documents. If the Partnership is unable to retain another nationally recognized brand, it could significantly impair its revenues and cash flow. The Partnership estimates that the shortfall in available funds for capital expenditures will be approximately $8.1 million by November 30, 2003.

For the years ended December 31, 2002, 2001 and 2000, the Partnership contributed $3.5 million, $5.8 million, $6.0 million, respectively, to the property improvement fund. For the six months ended June 30, 2003 and 2002, the Partnership contributed $863,000 and $2.9 million, respectively, to the property improvement fund.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto for the year ended December 31, 2002.

In the opinion of the Partnership, the accompanying unaudited, condensed financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Partnership as of June 30, 2003 and 2002, the results of its operations for the quarters and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations. The Partnership's hotels have historically experienced seasonal differences typical of the U.S. Hotel Industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality can cause material fluctuations in Partnership income. In addition, the Partnership sold four of its hotels during 2002.

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

As of December 31, 2002, the Partnership had four of its Inns remaining as held for sale. These Inns were located in Orlando, Florida; Columbus, Ohio; Charlotte, North Carolina; and Raleigh, North Carolina. Effective January 1, 2003, after the Partnership determined to no longer market these Inns for sale, the Partnership reclassified these Inns as held and used. Accordingly, upon reclassification an impairment charge was taken to record these Inns at the lower of carrying value when classified as held and used, less depreciation not taken during the period they were held for sale, or fair value. During the six months ended June 30, 2003, Inns located in Atlanta, Georgia and Miami, Florida also experienced declining cash flows, primarily due to additional competition in their local markets and therefore were impaired. As a result, the Partnership recorded an impairment charge of $2.9 million during the six months ended June 30, 2003.

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

4.       AMOUNTS PAYABLE TO MARRIOTT INTERNATIONAL, INC.

The following table provides the significant expenses incurred to MII and its affiliates for the periods ended June 30, 2003 and 2002 (in thousands):

                                                    Six Months Ended
                                                        June 30,
                                                  2003               2002
                                            -----------------    -------------
          Royalty fee                                 $2,236           $2,599
          Ground rent                                  1,647            1,316
          Reservation costs                              346              396
                                            -----------------    -------------
                   Total                             $ 4,229          $ 4,311
                                            =================    =============

On March 26, 2003, the Partnership received notice from MII that it was in default under the ground lease agreements due to its failure to pay the full amount due of minimum rentals owed under the Ground Leases beginning in January 2003. On May 7, 2003, the Partnership received notice from MII that the Ground Leases would be terminated effective June 15, 2003 for nonpayment. On May 9, 2003, the lender exercised its right to cure the default and paid the non-subordinated ground rent owed under the Ground Leases through March 2003. On behalf of the Partnership, the Lender has continued to pay the non-subordinated ground rent under the Ground Leases through June 2003. The Partnership has recognized the obligation to repay the Lender for these advances.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       AMOUNTS PAYABLE TO MARRIOTT INTERNATIONAL, INC. (CONTINUED)

During the fourth quarter of 2002, the Partnership recorded an adjustment to recognize its ground rent expense on a straight-line basis for fiscal year 2002. An adjustment has been made for the six months ended June 30, 2002 to present ground rent expense under the straight-line method. This revision increased ground rent expense and increased net loss by approximately $633,000 and $1.3 million for the quarter and six months ended June 30, 2002, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Going Concern and Other Important Risk Factors: Adequate liquidity and capital are critical to the ability of the Partnership to continue as a going concern. Annual revenues have declined each year from $94.4 million in 1998 to $78.8 million in 2002. The decline in Inn operations is primarily due to increased competition, over-supply of limited service hotels in the markets where the Partnership's Inns operate, increased pressure on room rates, lack of funds for capital improvements needed to make the Inns more competitive in their marketplaces, and a slowdown in the economy resulting in a softness in the lodging industry as a whole. Exacerbating this trend was the impact of the events of September 11, 2001 and the war with Iraq which have had a significant detrimental effect on the hospitality industry in general and the Inns in particular as travel nationwide has severely decreased. The Partnership did not have sufficient cash flow from current operations to make its required debt service payments beginning in November 2002, nor did it have sufficient cash flow to make its property improvement fund contributions beginning in September 2002. Further, on March 26, 2003, the Partnership received notice from MII that it was in default under the ground lease agreements, due to its failure to pay the full amount due of minimum rentals owed under the Ground Leases beginning in January 2003. On May 7, 2003, the Partnership received notice from MII that the Ground Leases would be terminated effective June 15, 2003 for nonpayment. On May 9, 2003, the lender exercised its right to cure the default and paid the non-subordinated ground rent owed under the Ground Leases through March 2003. On behalf of the Partnership, the Lender has continued to pay the non-subordinated ground rent under the Ground Leases through June 2003. The Partnership has recognized the obligation to repay the Lender for these advances.

The Partnership is not projecting improved results for 2003 over 2002. Partnership cash, including $4.0 million and $8,000 held in lender reserve accounts at June 30, 2003 and December 31, 2002, respectively, totaled $9.5 million and $5.9 million at June 30, 2003 and December 31, 2002, respectively. As of November 11, 2002, the Partnership is in default under the mortgage loan agreement due to its failure to pay the regularly scheduled debt service payment due on that date. The Partnership is also in default under the Franchise Agreements with MII due to its failure to make its property improvement fund contributions beginning in September 2002, also resulting in technical default under the mortgage loan agreement. The Partnership had requested from the lender further modifications to the mortgage loan agreement. These modifications included paying debt service solely from available cash flow, selling certain of the Partnership's properties and applying the proceeds from the sales toward replenishing reserves held by the lender. This proposal was rejected by the lender. The Partnership has reached a tentative agreement with the lender to permit the Partnership to sell its interest in the Inns without penalty. This agreement is subject to the consent of multiple parties. If the requisite consents to the tentative agreement are obtained, it is expected that any such liquidation will generate minimal, if any, proceeds in excess of debt and expenses. If the requisite consents are not obtained, the Partnership may be required to seek protection by filing for bankruptcy (Chapter 7 (liquidation) or Chapter 11 (reorganization)) and/or the Partnership's properties may be lost through foreclosure.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The lack of available funds from operations over the past several years has also delayed room refurbishments at the Inns. Based upon information provided by Sage, the capital expenditure needs for 2002 and 2003 for the Inns are estimated to total approximately $19 million. As of July 1, 2003, the Partnership has spent approximately $6.4 million toward the completion of the property improvements plans required under the Franchise Agreements with MII. The Partnership is required to provide evidence by no later than November 30, 2003 that at least $23 million has been set aside to complete a portion of these capital improvements. If the capital improvements are not completed, the Franchise Agreement could be terminated and the Inns could be prohibited from operating as "Fairfield Inn by Marriott". If this were to occur, which is likely, the Partnership would seek to become part of a comparable, nationally recognized hotel system in order to continue to comply with the obligations under its loan documents. If the Partnership is unable to retain another nationally recognized brand, it could significantly impair its revenues and cash flow. The Partnership estimates that the shortfall in available funds for capital expenditures will be approximately $8.1 million by the end of 2003.

For the years ended December 31, 2002 and 2001, the Partnership contributed $3.5 million and $5.8 million, respectively, to the property improvement fund. For the six months ended June 30, 2003 and 2002, the Partnership contributed $863,000 and $2.9 million, respectively, to the property improvement fund. The Partnership had insufficient cash flow from operations beginning in September 2002 to make its property improvement fund contributions. This resulted in a default under the Partnership's Franchise Agreements with MII, and thus a technical default under the mortgage loan agreement. If the Partnership is unable to reach an agreement with the lender, the Partnership may be required to seek protection by filing for bankruptcy (Chapter 7 (liquidation) or Chapter 11 (reorganization)) and/or the Partnership's properties may be lost through foreclosure.

All of the above mentioned factors raise substantial doubt about the Partnership's ability to continue as a going concern.

Partnership cash, including $4.0 million held in lender reserve accounts, totaled $9.5 million at June 30, 2003.

Principal Sources and Uses of Cash: The Partnership's principal source of cash has been from operations. The Partnership's principal uses of cash are to make debt service payments, fund the property improvement fund and maintain reserves required pursuant to the terms of the mortgage debt.

The Partnership's cash and cash equivalents, excluding funds held in lender reserves, declined to $5.5 million compared to $5.9 million at December 31, 2002. The decline from year end is due to $2.4 million of cash used in investing activities and $1.8 million of cash used in financing activities, which were partially offset by $3.8 million of cash provided by operating activities. Cash used in investing activities consisted of changes in the property improvement fund and capital expenditures. Cash used in financing activities consisted of changes to the restricted cash reserves as required under the terms of the mortgage debt.

Shortfall in Funds Available for Capital Expenditures: In light of the age of the Partnership's Inns, which range from 13 to 16 years, major capital expenditures are required over the next several years in an effort to be competitive in the markets where the Partnership operates and to satisfy brand standards required by the franchise agreement. These capital expenditures include room refurbishments planned for 22 of the Inns over the next several years and the replacement of roofs, facades, carpets, wall vinyl and furniture. The capital expenditure needs for the Partnership's Inns through November 30, 2003 are estimated to total approximately $19 million.

The cost of future capital expenditures for the Partnership's Inns is estimated to exceed available funds. The Partnership's property improvement fund became insufficient to meet anticipated capital expenditures in 1999 and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

continued to be insufficient through the second quarter of 2003. To address this shortfall, the Partnership deposited an additional $2.4 million into the property improvement fund during 1999 from its Partnership cash beyond the required contributions. In addition, the contribution rate to the property improvement fund was increased to 7% of gross sales for 1997 and thereafter. The Partnership contributed $3.5 million and $5.8 million during 2002 and 2001, respectively, to the property improvement fund. The Partnership contributed $863,000 to the property improvement fund during the six months ended June 30, 2003.

The estimated property improvement fund shortfall is expected to be $8.1 million of projected capital expenditure requirements by November 30, 2003. Until the Partnership reaches a resolution concerning funding of the Partnership's operating and capital expenditure shortfalls, any proposed capital expenditures exceeding the amount available in the property improvement fund will be deferred.

As discussed above, existing Partnership operations do not generate sufficient revenue to enable the Partnership to meet its operating expenses, debt service payments and ground lease payments. As such, the Partnership is currently in default under its loan agreement. The Partnership has entered into negotiations with the lender to address this situation. If an agreement cannot be reached, the Partnership may seek to protect its investment in the Inns by filing for bankruptcy protection (Chapter 7 (liquidation) or Chapter 11 (reorganization)) and/or could lose some or all of its Inns through foreclosure or to the ground lessor.

RESULTS OF OPERATIONS

Net loss. The Partnership incurred a net loss of $2.7 million in the second quarter of 2003 as compared to net income of $1.3 million generated in the second quarter of 2002. For the six months ended June 30, 2003, net loss was $9.3 million compared to a net loss of $1.4 million for the six months ended June 30, 2002, an increase of $7.9 million. This increase is due primarily to the decrease in revenues and increase in operating expenses discussed below.

Operating Profit (Loss). Operating profit for the second quarter of 2003 decreased by $4.0 million to $266,000 when compared to operating profit of $4.3 million for the first quarter of 2002. For the six months ended June 30, 2003, operating loss was $3.5 million compared to operating profit of $4.7 million for the six months ended June 30, 2002, an increase of $8.2 million. The increase in operating loss for the comparable six month periods is due to the decrease in revenues and increase in operating expenses.

Total Revenues. Total revenues decreased $4.3 million, or 17.9%, to $19.6 million for the second quarter of 2003 from $23.9 million in the second quarter of 2002. Total revenues decreased $6.5 million, or approximately 15.5%, to $35.5 million for the six months ended June 30, 2003 from $42.0 million for the six months ended June 30, 2002. The decrease is primarily due to the decline in rooms revenues. Additionally, the decrease is due to the final settlement of outstanding accruals maintained by the Partnership's former manager, MII. The Partnership received approximately $700,000 from MII in April 2002. As a result of the settlement, the Partnership recognized non-recurring revenues of approximately $1.4 million during the second quarter of 2002.

Rooms Revenues. Rooms revenues decreased $5.0 million, or approximately 12.4% to $35.0 million for the six months ended June 30, 2003 from $40.0 million for the six months ended June 30, 2002, reflecting a 0.4% decrease in occupancy to 59.7%, and a $2.15 decrease in average room rate to $52.43. These changes in occupancy and room rates caused a decrease in revenue per available room ("REVPAR") of 4.6% to $31.28. The decrease in average occupancy was primarily the result of increased competition in the economy segment and the deferral of capital improvements needed to make our Inns more competitive in their marketplaces because of the lack of funds. The decrease in rooms revenues is not proportional to the decreases in occupancy and average room rate due to the sale of four of the Partnership's hotels during 2002. Excluding the effect on revenues of the sale of these four hotels, rooms revenues for the remaining 46 Inns decreased $2.2 million, or approximately 5.8% to $35.0 million for the six months ended June 30, 2003 from $37.2 million for the six months ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses. Operating expenses decreased during the second quarter of 2003 by $254,000 or 1.3% to $19.4 million when compared to the second quarter of 2002. For the six months ended June 30, 2003, operating expenses increased $1.7 million or 4.6% to $38.9 million when compared to the six months ended June 30, 2002. The increase for the comparable six month periods is primarily due to the loss on impairment of $2.9 million recorded during the six months ended June 30, 2003.

Interest Expense. Interest expense decreased $166,000 to $3.0 million in second quarter 2003 when compared to the second quarter of 2002. For the year-to-date comparable periods, interest expense decreased by $356,000 to $5.9 million. This decrease is due to the payment of $11.4 million of principal on the mortgage debt during 2002 as a result of proceeds applied from Inn sales.

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

Impairment of long-lived assets: At June 30, 2003 and December 31, 2002, the Partnership had $96.3 million and $99.6 million, respectively, of property and equipment (net), and $0 million and $1.1 million, respectively, of properties held for sale, which collectively accounted for approximately 85% and 88%, respectively, of the Partnership's total assets. Property and equipment is carried at cost but is adjusted to fair value if there is an impairment loss.

During the years ended December 31, 2002, 2001, and 2000, the Partnership recognized $5.2 million, $3.8 million, and $8.1 million, respectively, of impairment losses related to its property and equipment. For the six months ended June 30, 2003, the Partnership recognized an additional $2.9 million impairment loss related to property and equipment at its Inns located in Atlanta, Georgia; Charlotte, North Carolina; Columbus, Ohio; Miami, Florida; Orlando, Florida; and Raleigh, North Carolina. An impairment loss may be recorded for an Inn if estimated undiscounted future cash flows are less than the net book value of the Inn. The Partnership calculates estimated future cash flows over the remaining useful lives of each Inn, which are between 14-17 years. Upon the occurrence of events such as the Partnership's resolution of the necessary actions to cure the mortgage debt in default, the Partnership will reassess and modify, if necessary, the holding period assumptions for the Inns. This change in assumption may result in additional impairment charges to the Partnership. Impairment losses are measured based on the estimated fair value of the Inn compared to the net book value of the Inn. The Partnership based its estimates of fair value primarily upon appraisal.

Useful lives of long-lived assets: Property and equipment, and certain other long-lived assets, are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue.

Deferred ground rent: Deferred ground rent payable to MII and its affiliates at June 30, 2003 and December 31, 2002 was $5.6 million and $4.7 million, respectively, and is included in Due to Marriott International, Inc., affiliates and other on the accompanying balance sheet. The Partnership's deferred ground rent of $2.2 million that remained payable at November 30, 2001 was waived in accordance with the amended lease agreement that was entered between the Partnership and MII and its affiliates. The amount of deferred ground rent waived as a result of the ground lease amendment will be recognized as a reduction in ground rent expense over the remaining life of the new lease term,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

which has been extended to November 30, 2098, since it represents a new operating lease as of November 30, 2001, for accounting purposes. Ground rent expense is recognized on a straight-line basis over the term of the lease. The excess of ground rent expense recognized over rental payments required by the lease agreement of $3.4 million is deferred at June 30, 2003.

SEASONALITY

Our hotels have historically experienced seasonal differences typical of the U.S. Hotel Industry with higher revenues in the second and third quarters of the calendar years compared with the first and fourth quarters. This seasonality can cause material fluctuations in our income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have market risk with respect to interest rates, foreign currency exchanges or other market rate or price risk, and we do not hold any financial instruments for trading purposes. As of June 30, 2003, all of our debt has a fixed interest rate.


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


(b)  Reports on Form 8-K

         No Current Reports on Form 8-K were filed by the Partnership during the three month period ended June 30, 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of August, 2003.


                           FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                           By:      AP-Fairfield GP, LLC
                                    General Partner

                                    By:     AP-Fairfield Manager Corp.
                                            Manager

                                            By:      /s/ Carolyn Tiffany
                                                 ------------------------------
                                                     Carolyn Tiffany
                                                     Vice President


                                  EXHIBIT INDEX

        No.     Exhibit                                                                                         Page
        ---     -------                                                                                         ----

        2.1     Amended and Restated Agreement of Limited Partnership of Fairfield Inn by Marriott Limited       (1)
                Partnership by and among Marriott FIBM One Corporation (General Partner), Christopher,
                G. Townsend (Organizational Limited Partner), and those persons who become Limited Partners
                (Limited Partners) dated July 31, 1990.

        2.2     First Amendment to Amended and Restated Agreement of Limited Partnership dated as of             (2)
                December 28, 1998.

       10.1     Loan Agreement between Fairfield Inn by Marriott Limited Partnership and Nomura Asset Capital    (1)
                Corporation dated January 13, 1997.

       10.2     Secured Promissory Note made by Fairfield Inn by Marriott Limited Partnership (the "Maker")      (1)
                to Nomura Asset Capital Corporation (the "Payee") dated January 13, 1997

       10.3     Form of Ground Lease                                                                             (1)

         16     Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 20, 2002.    (4)

         31     Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                         18

         32     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                          20

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

