Form 10-Q
period 2003-09-30
FAIRFIELD INN BY MARRIOTT LTD PARTNERSHIP
filed 2003-12-30
CIK 855103

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


For the Quarter Ended September 30, 2003             Commission File No. 0-16728


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

Indicated by check whether registrant is an accelerated filer (as identified in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [X]

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

Item 1  Financial Statements (unaudited)

        Statement of Net Liabilities in Liquidation (Liquidation
           Basis) as of September 30, 2003 and Condensed Balance
           Sheet (Going Concern Basis) as of September 30, 2003
           and December 31, 2002 3

        Condensed Statements of Operations (Going Concern Basis) -
           Three Months and Nine Months Ended September 30, 2003
           and 2002                                                            4

        Statement of Changes in Net Liabilities in Liquidation
           (Liquidation Basis) as of September 30, 2003                        5

        Condensed Statements of Cash Flows (Going Concern Basis) -
           Nine Months Ended September 30, 2003 and 2002                       6


        Notes to Condensed Financial Statements                                7


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             12


Item 3. Quantitative and Qualitative Disclosures about Market Risk            17


Item 4. Controls and Procedures                                               17


PART II - OTHER INFORMATION


Item 1. Legal Proceedings                                                     18


Item 6. Exhibits and Reports on Form 8-K                                      18


SIGNATURE                                                                     19

EXHIBIT INDEX AND CERTIFICATIONS                                              20

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
         STATEMENT OF NET LIABILITIES IN LIQUIDATION (LIQUIDATION BASIS)
   AS OF SEPTEMBER 30, 2003 AND CONDENSED BALANCE SHEET (GOING CONCERN BASIS)
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                 (IN THOUSANDS)


                                                             Liquidation Basis     [(Going Concern Basis)]
                                                               September 30,    September 30,    December 31,
                                                                   2003             2003            2002
                                                             -----------------  -------------    ------------
                                                                (unaudited)      (unaudited)
ASSETS
    Property and equipment, net                                         --         $  81,669       $  99,626
    Property held for sale                                       $ 149,298                --           1,122
    Deferred financing costs, net of accumulated
      amortization                                                      --             1,524           1,875
    Accounts receivable                                              1,451             1,451           1,008
    Prepaid insurance and other current assets                         561               561           1,270
    Inventory                                                          920               920             920
    Due from Marriott International, Inc.                               --               387             387
    Property improvement fund                                        2,046             2,046           2,785
    Restricted cash                                                  2,273             2,273               8
    Cash and cash equivalents                                        4,977             4,977           5,900
                                                                 ---------         ---------       ---------
          Total Assets                                           $ 161,526         $  95,808       $ 114,901
                                                                 ---------         =========       =========

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
    Mortgage debt in default, net                                $ 136,933         $ 136,933       $ 137,070
    Due to Marriott International, Inc., affiliates and
       other in default                                              1,948             6,616           5,034
    Land purchase obligation due to Marriott
    International, Inc.                                             50,471                --              --
    Accounts payable and accrued liabilities                        12,169            12,169           8,546
    Reserve for estimated costs during the period of
      liquidation                                                    1,500                --              --
                                                                 ---------         ---------       ---------
          Total Liabilities                                      203,021           $ 155,718       $ 150,650
                                                                 ---------         ---------       ---------
          Net Liabilities in Liquidation                         $  41,495                                --
                                                                 =========
PARTNERS' DEFICIT
    General Partner                                                                     (599)           (307)
    Limited Partners                                                                 (59,311)        (35,442)
                                                                                   ---------       ---------
          Total Partners' Deficit                                                    (59,910)        (35,749)
                                                                                   ---------       ---------
          Total Liabilities and Partners'                                          $  95,808       $ 114,901
                                                                                   =========       =========


                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
            CONDENSED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
           (UNAUDITED, IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)

                                                                Three
                                            Three Months        Months          Nine Months      Nine Months
                                               Ended            Ended             Ended             Ended
                                           September 30,    September 30,     September 30,     September 30,
                                               2003             2002              2003              2002
                                          ---------------   -------------    ---------------   --------------
REVENUES
    Rooms                                 $       20,258    $     21,385        $    55,288    $      61,370
    Other inn revenues                               196             247                616              844
    Other revenues                                    --            (200)                --            1,174
                                          ---------------   -------------    ---------------   --------------
                                                  20,454          21,432             55,904           63,388
                                          ---------------   -------------    ---------------   --------------

OPERATING EXPENSES
    Rooms                                          6,840           6,987             18,879           19,694
    Other department costs and
       expenses                                      263             360                877            1,161
    Selling, administrative and other              6,667           6,995             19,126           19,853
    Depreciation                                   3,209           2,344              8,041            7,204
    Ground rent, taxes and other
       (Note 4)                                    2,258           2,416              7,310            7,167
    Base management fee                              620             695              1,696            1,926

    Loss on impairment of long-lived
       assets (Note 3)                            12,476           5,278             15,326            5,278
                                          ---------------   -------------    ---------------   --------------
                                                  32,333          25,075             71,255           62,283
                                          ---------------   -------------    ---------------   --------------

OPERATING PROFIT (LOSS)                          (11,879)         (3,643)           (15,351)           1,105
    Interest expense                              (2,984)         (3,048)            (8,856)          (9,276)
    Interest income                                   17              45                 46              169
    Gain on disposition of
       properties                                     --           2,454                --             2,454
                                          ---------------   -------------    ---------------   --------------

NET LOSS                                  $      (14,846)    $    (4,192)       $   (24,161)    $     (5,548)
                                          ===============   =============    ===============   ==============

ALLOCATION OF NET LOSS
                                                                                   $
    General Partner                       $         (148)    $       (42)              (241)     $       (55)
    Limited Partners                             (14,698)         (4,150)           (23,920)          (5,493)
                                          ---------------   -------------    ---------------   --------------
                                          $      (14,846)    $    (4,192)       $   (24,161)    $     (5,548)
                                          ===============   =============    ===============   ==============

NET LOSS PER LIMITED PARTNER UNIT
(83,337 Units)                            $         (176)    $       (50)     $        (287)    $        (66)
                                          ===============   =============    ===============   ==============

                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
   STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION (LIQUIDATION BASIS)
                            AS OF SEPTEMBER 30, 2003
                            (UNAUDITED, IN THOUSANDS)


  Net liabilities at September 30, 2003
         (Going Concern Basis)                                  $ (59,910)
         Adjustment to liquidation basis                           18,415
                                                                ---------
  Net liabilities at September 30, 2003
         (Liquidation Basis)                                       41,495
                                                                =========










                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
            CONDENSED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
                            (UNAUDITED, IN THOUSANDS)

                                                               Nine Months          Nine Months
                                                                  Ended                Ended
                                                                 September            September
                                                                 30, 2003             30, 2002
                                                              --------------       --------------
OPERATING ACTIVITIES
    Net loss                                                  $      (24,161)      $       (5,548)
    Depreciation                                                       8,041                7,204
    Loss on impairment of long-lived assets                           15,326                5,278
    Gain on disposition of properties and equipment                  --                    (2,454)
    Amortization of deferred financing costs                             351                  365
    Amortization of mortgage debt premium                               (137)                (263)
    Amortization of deferred ground rent                             --                       (19)
    Changes in operating accounts                                      4,985                4,760
                                                              --------------       --------------
        Cash provided by operating activities                          4,405                9,323
                                                              --------------       --------------
INVESTING ACTIVITIES
    Additions to property and equipment                               (4,288)              (1,764)
    Change in property improvement fund                                  739               (1,977)
    Proceeds from sale of properties and equipment                   --                     8,015
                                                              --------------       --------------
        Cash (used in) provided by investing activities               (3,549)               4,274
                                                              --------------       --------------
FINANCING ACTIVITIES
    Repayment of mortgage debt                                       --                    (9,599)
    Payment of ground lease buy-out                                  --                    (1,941)
    Change in restricted cash                                         (1,779)                (189)
                                                              --------------       --------------
        Cash used in financing activities                             (1,779)             (11,729)
                                                              --------------       --------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (923)               1,868

CASH AND CASH EQUIVALENTS at beginning of period                       5,900                1,597
CASH OF THE INNS, as restated                                        --                     3,509
                                                              --------------       --------------
CASH AND CASH EQUIVALENTS at end of period                    $        4,977       $        6,974
                                                              ==============       ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for mortgage interest                           $        4,666       $        9,253
                                                              ==============       ==============

                  See Notes to Condensed Financial Statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

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

On December 5, 2003 in accordance with the agreement reached between its lender and MII, the Partnership adopted the liquidation basis of accounting and accordingly adjusted the assets to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. (See Note 3)

2. GOING CONCERN UNCERTAINTY, LIQUIDITY AND FINANCING REQUIREMENTS

Adequate liquidity and capital are critical to the ability of the Partnership to continue as a going concern. Annual revenues have declined each year from $94.4 million in 1998 to $78.8 million in 2002. The decline in Inn operations is primarily due to increased competition, over-supply of limited service hotels in the markets where the Partnership's Inns operate, increased pressure on room rates, lack of funds for capital improvements needed to make the Inns more competitive in their marketplaces, and a slowdown in the economy resulting in a softness in the lodging industry as a whole. Exacerbating this trend was the impact of the events of September 11, 2001 and the war with Iraq which have had a significant detrimental effect on the hospitality industry in general and the Inns in particular as travel nationwide has severely decreased. The Partnership did not have sufficient cash flow from current operations to make its required debt service payments beginning in November 2002, nor did it have sufficient cash flow to make its property improvement fund contributions beginning in September 2002. Further, on March 26, 2003, the Partnership received notice from MII that it was in default under the ground lease agreements, due to its failure to pay the full amount due of minimum rentals owed under the Ground Leases beginning in January 2003. A default under the ground lease agreements also constitutes a default under the loan agreement. On May 7, 2003, the Partnership received notice from MII that the Ground Leases would be terminated effective June 15, 2003 for nonpayment. On May 9, 2003, the lender exercised its right to cure the default and paid the non-subordinated ground rent owed under the Ground Leases through March 2003. On behalf of the Partnership, the Lender has continued to pay the non-subordinated ground rent under the Ground Leases through September 2003. The Partnership has recognized the obligation to repay the Lender for these advances.

The Partnership is not projecting improved results for 2003 over 2002. Partnership cash, including $2.3 million and $8,000 held in lender reserve accounts at September 30, 2003 and December 31, 2002, respectively, totaled approximately $7.3 million and $5.9 million at September 30, 2003 and December 31, 2002, respectively. As of November 11, 2002, the Partnership is in default under the mortgage loan agreement due to its failure to pay the regularly scheduled debt service payment due on that date. The Partnership is also in default under the Franchise Agreements with MII due to its failure to make its property improvement fund contributions beginning in September 2002, also resulting in technical default under the mortgage loan agreement.

For the years ended December 31, 2002, 2001 and 2000, the Partnership contributed $3.5 million, $5.8 million and $6.0 million, respectively, to the property improvement fund. For the nine months ended September 30, 2003 and 2002, the Partnership contributed $1.9 million and $3.7 million, respectively, to the property improvement fund.

The Partnership had insufficient cash flow from operations beginning in September 2002 to make its fully required property improvement fund contributions. This resulted in a default under the Partnership's Franchise Agreements with MII, and thus a technical default under the mortgage loan agreement.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. GOING CONCERN UNCERTAINTY, LIQUIDITY AND FINANCING REQUIREMENTS (CONTINUED)

Effective December 5, the Partnership has reached an agreement with its lender and MII for those parties to forbear in the exercise of their remedies under the relevant documents due to certain existing defaults, including the non-payment of debt service and ground rent and the failure to complete required MII product improvement plans on a timely basis, all due to a lack of operating revenues, and to implement a liquidation of the Partnership's Inns.

In exchange for the agreement to liquidate, the lender has agreed to pay the
Partnership: (i) $65,217 per Inn sold, payable upon the sale of each Inn, and
(ii) an additional amount equal to 10% of the aggregate net sale proceeds from the sale of all Inns in excess of a graduated incentive fee base, plus any additional amounts the lender advances in connection with the liquidation process. At present, it is not possible to determine if the Inns can generate gross sales proceeds in excess of the threshold amount. It is anticipated that the lender will advance funds to: (a) permit capital improvements to be conducted at the Inns, which is required by MII, and will also increase the marketability of the Inns for sale, and (b) fund operating expenses, including payment of real estate taxes, as a result of insufficient operating revenue. In the event all the Inns are not sold by April 1, 2005, the Partnership has agreed to allow the lender to exercise its rights under the loan documents, which may include foreclosure, without interference from the Partnership.

An affiliate of MII, as ground lessor, has agreed to waive up to $1.2 million of ground rent for a period of up to one year, and any additional ground rent due in excess of $1.2 million will be deferred until the earlier of: (i) the sale of an Inn, or (ii) April 1, 2005; provided, however that in the event a default arises under the agreements reached with MII at any time, all ground rent shall become immediately due and payable. MII, as franchisor, has agreed that for those Inns that will remain in the Fairfield Inn by Marriott system, the property improvement plans are not required to be completed until April 1, 2005, however the work must be commenced by September 1, 2004, and has also agreed to waive any liquidated damages that otherwise may be due to MII arising from the early termination of a franchise agreement due to the sale of an Inn through September 1, 2004, and thereafter reduced the amount to $25,000 per property for Inns sold between September 1, 2004 and November 30, 2004. In exchange for these ground rent and franchise termination fee concessions, the Partnership has agreed to remove 12 of the Inns, as identified by MII, from the Fairfield Inn by Marriott system no later than September 1, 2004 and keep six of the Inns, as identified by MII, in the Fairfield Inn by Marriott system. The remaining Inns can be sold either as a Fairfield Inn by Marriott or without the franchise agreement. In the event product improvement plans are not completed by April 1, 2005 for any Inn not sold, it will result in a default under the MII agreements, and permit MII to terminate the franchise agreements. Further, upon the termination of any franchise agreement, the Partnership must purchase MII's interest under all ground leases.

On November 20, 2003, the Partnership engaged a nationally recognized broker to begin marketing the Inns for sale. It is expected that the Partnership will, in all likelihood, be dissolved in 2005, either upon the sale of all Inns or as a result of the foreclosure by the lender of any remaining Inns not otherwise sold.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto for the year ended December 31, 2002 as filed on form 10-K.

On December 5, 2003 in accordance with the agreement reached between its lender and MII, the Partnership adopted the liquidation basis of accounting and accordingly adjusted the assets to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on estimates as determined by the most recent independent appraisals (as of January 1, 2003) net of estimated selling costs (including brokerage commissions, transfer taxes, legal costs) of

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

approximately $5.2 million. Additionally, the Partnership suspended recording any further depreciation expense. The valuations of other assets and liabilities are based on management's estimates as of December 5, 2003.

In the opinion of the Partnership, the accompanying unaudited, condensed financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Partnership as of September 30, 2003 and 2002, the results of its operations for the three months and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations. The Partnership's hotels have historically experienced seasonal differences typical of the U.S. Hotel Industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality can cause material fluctuations in Partnership income. In addition, the Partnership sold four of its hotels during 2002.

Real Estate Held for Sale and Adjustment to Liquidation Basis of Accounting
---------------------------------------------------------------------------

On December 5, 2003 in accordance with the agreement reached between its lender and MII, the Partnership adopted the liquidation basis of accounting and accordingly adjusted the assets to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on estimates as determined by the most recent independent appraisals (as of January 1, 2003) net of estimated selling costs (including brokerage commissions, transfer taxes, legal costs) of approximately $5.2 million. Since the date of the appraisals, operations have continued to decline and MII has required that certain inns be removed from the Fairfield Inn by Marriott system. Both of these items will have a negative impact on sales price. Management is currently marketing the Inns and upon receipt of offers, the expected realizable values will be revisited. Additionally, the Partnership suspended recording any further depreciation expense. The valuations of other assets and liabilities are based on management's estimates as of December 5, 2003.

The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated. Real estate held for sale is based upon appraisal and not sales contracts. Significant differences may occur based upon local economic market conditions which have resulted in weaker 2003 operating results at some of the hotels. Additionally, Marriott may revoke its franchise agreement at certain hotels. The net adjustment at December 5, 2003, required to convert from the going concern (historical cost) basis to the liquidation basis of accounting, totaled approximately $18.4 million, which is included in the statement of changes in net liabilities in liquidation (liquidation basis) for the period ended September 30, 2003. Significant increases (decreases) in the carrying value of net assets are summarized as follows:


                                                                  (IN THOUSANDS)

Increase to reflect estimated net realizable values of
   certain real estate properties                                   $   17,158
Reserve for additional costs associated with liquidation (1)            (1,500)
Write-off of unamortized deferred financing costs                       (1,524)
Write-off of due from Marriott International, Inc.                        (387)
Write-off of subordinated unpaid ground rent for 2002 and 2003           4,668
                                                                    ----------
Adjustment to reflect the change of liquidation basis of
    accounting                                                      $   18,415
                                                                    ==========

(1) Such costs do not include costs incurred in connection with ordinary operations.

Adjusting assets to estimated net realizable value resulted in the adjustment in value of certain real estate properties.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reserve for Estimated Costs during the Period of Liquidation
------------------------------------------------------------

Under the liquidation basis of accounting, the Partnership is required to estimate and accrue the non-operating costs associated with executing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining agents and trustees to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the non-operating costs associated with cessation of the Partnership's operations. These non-operating costs are estimates and are expected to be paid out over the liquidation period. Such costs do not include costs incurred in connection with ordinary operations.

Prior to adopting liquidation accountings, the Partnership assesses impairment of its real estate properties based on whether estimated future undiscounted cash flows from such properties will be less than their net book value upon the evidence of impairment indicators. If a property is impaired, its basis is adjusted to its estimated fair value. In 2002, certain Inns experienced declining cash flows, primarily due to additional competition in their local markets and therefore were impaired. As a result, during 2002, the Partnership concluded that these Inns were impaired and adjusted their basis to their estimated fair market value. An impairment charge was also taken on one of the Inns held for sale, located in Orlando, Florida, based on the most recent sales offer. The Partnership recorded an impairment charge of $5.3 million in the third quarter of 2002. During the nine months ended September 30, 2003, various Inns experienced declining cash flows, primarily due to additional competition in their local markets and therefore were impaired. As a result, the Partnership recorded an impairment charge of $15.3 million during the nine months ended September 30, 2003.

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

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. AMOUNTS PAYABLE TO MARRIOTT INTERNATIONAL, INC.

The following table provides the significant expenses incurred by the Partnership and payable to MII and its affiliates for the periods ended September 30, 2003 and 2002 (in thousands):

                                         Nine Months Ended
                                           September 30,
                                       2003           2002
                                     ----------     ----------
      Royalty fee                    $    3,552     $    3,989
      Ground rent                         2,549          1,973
      Reservation costs                     549            610
                                     ----------     ----------

               Total                 $    6,650     $    6,572
                                     ==========     ==========

On March 26, 2003, the Partnership received notice from MII that it was in default under the ground lease agreements due to its failure to pay the full amount due of minimum rentals owed under the Ground Leases beginning in January 2003. On May 7, 2003, the Partnership received notice from MII that the Ground Leases would be terminated effective June 15, 2003 for nonpayment. On May 9, 2003, the lender exercised its right to cure the default and paid the non-subordinated ground rent owed under the Ground Leases through March 2003. On behalf of the Partnership, the Lender has continued to pay the non-subordinated ground rent under the Ground Leases through September 2003. The Partnership has recognized the obligation to repay the Lender for these advances.

During the fourth quarter of 2002, the Partnership recorded an adjustment to recognize its ground rent expense on a straight-line basis for fiscal year 2002. An adjustment has been made for the three and nine months ended September 30, 2003 to present ground rent expense under the straight-line method. This revision increased ground rent expense and increased net loss by approximately $633,000 and $1.9 million for the three months and nine months ended September 30, 2002, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

On December 5, 2003 in accordance with the agreement reached between its lender and MII, the Partnership adopted the liquidation basis of accounting and accordingly adjusted the assets to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on estimates as determined by the most recent independent appraisals (as of January 1, 2003) net of estimated selling costs (including brokerage commissions, transfer taxes, legal costs) of approximately $5.2 million. Since the date of the appraisals, operations have continued to decline and MII has required that certain inns be removed from the Fairfield Inn by Marriott system. Both of these items will have a negative impact on sales price. Management is currently marketing the Inns and upon receipt of offers, the expected realizable values will be revisited. Additionally, the Partnership suspended recording any further depreciation expense. The valuations of other assets and liabilities are based on management's estimates as of December 5, 2003.

Going Concern and Other Important Risk Factors: Adequate liquidity and capital are critical to the ability of the Partnership to continue as a going concern. Annual revenues have declined each year from $94.4 million in 1998 to $78.8 million in 2002. The decline in Inn operations is primarily due to increased competition, over-supply of limited service hotels in the markets where the Partnership's Inns operate, increased pressure on room rates, lack of funds for capital improvements needed to make the Inns more competitive in their marketplaces, and a slowdown in the economy resulting in a softness in the lodging industry as a whole. Exacerbating this trend was the impact of the events of September 11, 2001 and the war with Iraq which have had a significant detrimental effect on the hospitality industry in general and the Inns in particular as travel nationwide has severely decreased. The Partnership did not have sufficient cash flow from current operations to make its required debt service payments beginning in November 2002, nor did it have sufficient cash flow to make its property improvement fund contributions beginning in September 2002. Further, on March 26, 2003, the Partnership received notice from MII that it was in default under the ground lease agreements, due to its failure to pay the full amount due of minimum rentals owed under the Ground Leases beginning in January 2003. On May 7, 2003, the Partnership received notice from MII that the Ground Leases would be terminated effective June 15, 2003 for nonpayment. On May 9, 2003, the lender exercised its right to cure the default and paid the non-subordinated ground rent owed under the Ground Leases through March 2003. On behalf of the Partnership, the Lender has continued to pay the non-subordinated ground rent under the Ground Leases through September 2003. The Partnership has recognized the obligation to repay the Lender for these advances.

The Partnership is not projecting improved results for 2003 over 2002. Partnership cash, including $2.3 million and $8,000 held in lender reserve accounts at September 30, 2003 and December 31, 2002, respectively, totaled $7.3 million and $5.9 million at September 30, 2003 and December 31, 2002, respectively. As of November 11, 2002, the Partnership is in default under the mortgage loan agreement due to its failure to pay the regularly scheduled debt service payment due on that date. The Partnership is also in default under the Franchise Agreements with MII due to its failure to make its property improvement fund contributions beginning in September 2002, also resulting in technical default under the mortgage loan agreement.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

For the years ended December 31, 2002 and 2001, the Partnership contributed $3.5 million and $5.8 million, respectively, to the property improvement fund. For the nine months ended September 30, 2003 and 2002, the Partnership contributed $1.9 million and $3.7 million, respectively, to the property improvement fund. The Partnership had insufficient cash flow from operations beginning in September 2002 to make its property improvement fund contributions. This resulted in a default under the Partnership's Franchise Agreements with MII, and thus a technical default under the mortgage loan agreement.

The Partnership has reached an agreement, effective December 5, with its lender and MII for those parties to forbear in the exercise of their remedies under the relevant documents due to certain existing defaults, including the non-payment of debt service and ground rent and the failure to complete required MII product improvement plans on a timely basis, all due to a lack of operating revenues, and to implement a liquidation of the Partnership's Inns.

In exchange for the agreement to liquidate, the lender has agreed to pay the
Partnership: (i) $65,217 per Inn sold, payable upon the sale of each Inn, and
(ii) an additional amount equal to 10% of the aggregate net sale proceeds from the sale of all Inns in excess of a graduated incentive fee base, plus any additional amounts the lender advances in connection with the liquidation process. At present, it is not possible to determine if the Inns can generate gross sales proceeds in excess of the threshold amount. It is anticipated that the lender will advance funds to: (a) permit capital improvements to be conducted at the Inns, which is required by MII, and will also increase the marketability of the Inns for sale, and (b) fund operating expenses, including payment of real estate taxes, as a result of insufficient operating revenue. In the event all the Inns are not sold by April 1, 2005, the Partnership has agreed to allow the lender to exercise its rights under the loan documents, which may include foreclosure, without interference from the Partnership.

An affiliate of MII, as ground lessor, has agreed to waive up to $1.2 million of ground rent for a period of up to one year, and any additional ground rent due in excess of $1.2 million will be deferred until the earlier of: (i) the sale of an Inn, or (ii) April 1, 2005; provided, however that in the event a default arises under the agreements reached with MII at any time, all ground rent shall become immediately due and payable. MII, as franchisor, has agreed that for those Inns that will remain in the Fairfield Inn by Marriott system, the property improvement plans are not required to be completed until April 1, 2005, however the work must be commenced by September 1, 2004, and has also agreed to waive any liquidated damages that otherwise may be due to MII arising from the early termination of a franchise agreement due to the sale of an Inn through September 1, 2004, and thereafter reduced the amount to $25,000 per property for Inns sold between September 1, 2004 and November 30, 2004. In exchange for these ground rent and franchise termination fee concessions, the Partnership has agreed to remove 12 of the Inns, as identified by MII, from the Fairfield Inn by Marriott system no later than September 1, 2004 and keep six of the Inns, as identified by MII, in the Fairfield Inn by Marriott system. The remaining Inns can be sold either as a Fairfield Inn by Marriott or without the franchise agreement. In the event product improvement plans are not completed by April 1, 2005 for any Inn not sold, it will result in a default under the MII agreements, and permit MII to terminate the franchise agreements. Further, upon the termination of any franchise agreement, the Partnership must purchase MII's interest under all ground leases.

On November 20, 2003, the Partnership engaged a nationally recognized broker to begin marketing the Inns for sale. It is expected that the Partnership will, in all likelihood, be dissolved in 2005, either upon the sale of all Inns or as a result of the foreclosure by the lender of any remaining Inns not otherwise sold.

Partnership cash, including $2.3 million held in lender reserve accounts, totaled $7.3 million at September 30, 2003.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Partnership's cash and cash equivalents, excluding funds held in lender reserves, declined to $5.0 million compared to $5.9 million at December 31, 2002. The decline from year end is due to $3.5 million of cash used in investing activities and $1.8 million of cash used in financing activities, which were partially offset by $4.4 million of cash provided by operating activities. Cash used in investing activities consisted of changes in the property improvement fund and capital expenditures. Cash used in financing activities consisted of changes to the restricted cash reserves as required under the terms of the mortgage debt.

Shortfall in Funds Available for Capital Expenditures: In light of the age of the Partnership's Inns, which range from 13 to 16 years, major capital expenditures are required over the next several years in an effort to be competitive in the markets where the Partnership operates and to satisfy brand standards required by the franchise agreement.

RESULTS OF OPERATIONS (GOING CONCERN BASIS)

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Net loss. The Partnership incurred a net loss of $24.1 million for the nine months ended September 30, 2003 compared to a net loss of $5.5 million for the nine months ended September 30, 2002, an increase of $18.6 million. This increase in the net loss is due primarily to the decrease in revenues of $7.5 million, no gains on the sale of property, and an increase in operating expenses of $9.0 million discussed below.

Operating Profit (Loss). Operating loss for the nine months ended September 30, 2003 was a $15.4 million operating loss compared to an operating profit of $1.1 million for the nine months ended September 30, 2002, an increase in loss of $16.5 million. The increase in operating loss from the comparable nine month periods is due to the decrease in revenues and an increase in operating expenses.

Total Revenues. Total revenues decreased $7.5 million, or approximately 11.8%, to $55.9 million for the nine months ended September 30, 2003 from $63.4 million for the nine months ended September 30, 2002. The decrease is primarily due to a decline in rooms revenues. Additionally, the decrease is due to the final settlement of outstanding accruals maintained by the Partnership's former manager, MII. The Partnership received approximately $700,000 from MII in April 2002. As a result of the settlement, the Partnership recognized non-recurring revenues of approximately $1.1 million during 2002.

Rooms Revenues. Rooms revenues decreased $6.1 million, or approximately 9.9% to $55.3 million for the nine months ended September 30, 2003 from $61.4 million for the nine months ended September 30, 2002, reflecting a 1.2% increase in occupancy to 62.1%, and a $2.70 decrease in average room rate to $52.77. These changes in occupancy and room rates caused a decrease in revenue per available room ("REVPAR") of 3.1% to $32.74. The decrease in average occupancy was primarily the result of increased competition in the economy segment and the deferral of capital improvements needed to make our Inns more competitive in their marketplaces because of the lack of funds. The decrease in rooms revenues is not proportional to the decreases in occupancy and average room rate due to the sale of four of the Partnership's hotels during 2002.

Excluding the effect on revenues of the sale of these four hotels, rooms revenues for the remaining 46 Inns decreased $2.3 million, or approximately 4.1% to $55.3 million for the nine months ended September 30, 2003 from $57.6 million for the nine months ended September 30, 2002.

Operating Expenses. For the nine months ended September 30, 2003, operating expenses increased $9.0 million or 14.4% to $71.3 million when compared to the nine months ended September 30, 2002. The decrease for the comparable nine month periods is primarily due to the increase in loss on impairment of $10.0 million recorded during the nine months ended September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (GOING CONCERN BASIS) (CONTINUED)

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (CONTINUED)

Interest Expense. Interest expense decreased $420,000 to $8.9 million for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. This decrease is due to the payment of $11.4 million of principal on the mortgage debt during 2002 as a result of proceeds applied from Inn sales.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Net loss. The Partnership incurred a net loss of $14.8 million in the third quarter of 2003 as compared to net loss of $4.2 million generated in the third quarter of 2002. This increase in the net loss is due primarily to the increase in operating expenses, decrease in revenues and gains from the disposition of properties in 2002.

Operating Profit (Loss). Operating loss for the third quarter of 2003 increased by $8.2 million to $11.9 when compared to operating loss of $3.6 million for the third quarter of 2002. The increase in operating profit from the comparable three month period is due to the increase in operating expenses and a decrease in revenues.

Total Revenues. Total revenues decreased $978,000 or 4.6%, to $20.5 million for the third quarter of 2003 from $21.4 million in the third quarter of 2002. The decrease is primarily due to the decline in rooms revenues.

Rooms Revenues. Rooms revenues decreased $1.1 million, or approximately 5.3% to $20.3 million for the three months ended September 30, 2003 from $21.4 million for the three months ended September 30, 2002, reflecting a 6.8% increase in occupancy to 66.61%, and a $4.16 decrease in average room rate to $53.27. These changes in occupancy and room rates caused a decrease in revenue per available room ("REVPAR") of 1% to $35.55. The decrease in average occupancy was primarily the result of increased competition in the economy segment and the deferral of capital improvements needed to make our Inns more competitive in their marketplaces because of the lack of funds. The decrease in rooms revenues is not proportional to the decreases in occupancy and average room rate due to the sale of four of the Partnership's hotels during 2002.

Excluding the effect on revenues of the sale of these four hotels, rooms revenues for the remaining 46 Inns decreased $2.4 million, or approximately 4.1 % to $55.2 million for the nine months ended September 30, 2003 from $57.6 million for the nine months ended September 30, 2002.

Operating Expenses. Operating expenses increased during the third quarter of 2003 by $7.3 million or 28.9% to $32.3 million when compared to the third quarter of 2002. The increase from the comparable three month periods is primarily due to the increase in loss on impairment of $7.2 million recorded during the three months ended September 30, 2003.

Interest Expense. Interest expense decreased $64,000 to $3.0 million in third quarter 2003 when compared to the third quarter of 2002. This decrease is due to the payment of $11.4 million of principal on the mortgage debt during 2002 as a result of proceeds applied from Inn sales.

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

On December 5, 2003 in accordance with the agreement reached between its lender and MII, the Partnership adopted the liquidation basis of accounting and accordingly adjusted the assets to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on estimates as determined by the most recent independent appraisals (as of January 1, 2003) net of estimated selling costs (including brokerage commissions, transfer taxes, legal costs) of approximately $5.2 million. Since the date of the appraisals, operations have continued to decline and MII has required that certain inns be removed from the Fairfield Inn by Marriott system. Both of these items will have a negative impact on sales price. Management is currently marketing the Inns and upon receipt of offers, the expected realizable values will be revisited. Additionally, the Partnership suspended recording any further depreciation expense. The valuations of other assets and liabilities are based on management's estimates as of December 5, 2003.

Impairment of long-lived assets: At September 30, 2003 and December 31, 2002, the Partnership had $94.1 million and $99.6 million going concern basis, respectively, of property and equipment (net), and $0 million and $1.1 million, respectively, of properties held for sale, which collectively accounted for approximately 87% and 88%, respectively, of the Partnership's total assets. Property and equipment is carried at cost but is adjusted to fair value if there is an impairment loss.

During the years ended December 31, 2002, 2001, and 2000, the Partnership recognized $5.2 million, $3.8 million, and $8.1 million, respectively, of impairment losses related to its property and equipment. For the nine months ended September 30, 2003, the Partnership recognized an additional $15.3 million impairment loss related to property and equipment at its Inns. An impairment loss may be recorded for an Inn if estimated undiscounted future cash flows are less than the net book value of the Inn. The Partnership calculates estimated future cash flows over the remaining useful lives of each Inn, which are between 14-17 years. As of September 30, 2003, due to the impending approval of the liquidation of the Partnership the holding periods were adjusted to the expected remaining life of the Partnership. Impairment losses are measured based on the estimated fair value of the Inn compared to the net book value of the Inn. The Partnership based its estimates of fair value primarily upon appraisal.

Useful lives of long-lived assets: Property and equipment, and certain other long-lived assets, are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue.

Deferred ground rent: Deferred ground rent payable to MII and its affiliates at September 30, 2003 and December 31, 2002 was $6.2 million and $4.7 million, respectively, and is included in Due to Marriott International, Inc., affiliates and other on the accompanying balance sheet. The Partnership's deferred ground rent of $2.2 million that remained payable at November 30, 2001 was waived in accordance with the amended lease agreement that was entered between the Partnership and MII and its affiliates. The amount of deferred ground rent waived as a result of the ground lease amendment will be recognized as a reduction in ground rent expense over the remaining life of the new lease term, which has been extended to November 30, 2098, since it represents a new operating lease as of November 30, 2001, for accounting purposes. Upon adoption of the liquidation basis of accounting subordinated deferred amounts were recognized.

SEASONALITY

Our hotels have historically experienced seasonal differences typical of the U.S. Hotel Industry with higher revenues in the second and third quarters of the calendar years compared with the first and fourth quarters. This seasonality can cause material fluctuations in our income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have market risk with respect to interest rates, foreign currency exchanges or other market rate or price risk, and we do not hold any financial instruments for trading purposes. As of September 30, 2003, all of our debt has a fixed interest rate.

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


(b)  Reports on Form 8-K

        No Current Reports on Form 8-K were filed by the Partnership during the three month period ended September 30, 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of December, 2003.


                           FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                           By:  AP-Fairfield GP, LLC
                                General Partner

                                By:  AP-Fairfield Manager Corp.
                                     Manager

                                     By: /s/ Carolyn Tiffany
                                         -----------------------
                                             Carolyn Tiffany
                                             Vice President

                                  EXHIBIT INDEX

   No.   Exhibit                                                         Page
   ---                                                                   ----

    2.1  Amended and Restated Agreement of Limited Partnership of         (1)
         Fairfield Inn by Marriott Limited Partnership by and among
         Marriott FIBM One Corporation (General Partner), Christopher,
         G. Townsend (Organizational Limited Partner), and those persons who become Limited Partners (Limited Partners) dated
         July 31, 1990.

    2.2  First Amendment to Amended and Restated Agreement of Limited     (2)
         Partnership dated as of December 28, 1998.

   10.1  Loan Agreement between Fairfield Inn by Marriott Limited         (1)
         Partnership and Nomura Asset Capital Corporation dated
         January 13, 1997.

   10.2  Secured Promissory Note made by Fairfield Inn by Marriott        (1)
         Limited Partnership (the "Maker") to Nomura Asset Capital Corporation (the "Payee") dated January 13, 1997.

   10.3  Form of Ground Lease                                             (1)

   10.4  2003 Omnibus Agreement, dated December 5, 2003, among
         Marriott International, Inc., Big Boy Properties, Inc.,
         Fairfield Inn By Marriott Limited Partnership, Lasalle Bank, N.A., Sage Management Resources III, LLC, and Winthrop
         Financial Associates, A Limited Partnership

   10.5 Third Amendment to Loan Agreement, dated December 5, 2003 between Fairfield Inn by Marriott Limited Partnership, and Clarion Partners, LLC, as Special Servicer on behalf of LaSalle Bank National Association, a national banking association, as trustee, in respect of the Asset Securitization Corporation Commercial Mortgage Pass-Through Certificates Series 1997-MD VII Securitization.

   10.6  Unconditional Limited Guaranty of Payment from Fairfield Inn     (5)
         by Marriott Limited Partnership in favor of Asset
         Securitization Corporation Commercial Mortgage Pass-Through Certificates Series 1997-MD VII Securitization, dated
         December 5, 2003

   10.7  Amendment to Ground Leases, dated December 5, 2003, between      (6)
         Fairfield Inn by Marriott Limited Partnership and Big Boy Properties, Inc.

   10.8  Amendment to Franchise Agreement, dated December 5, 2003,        (7)
         between Marriott International Inc. and Fairfield Inn by
         Marriott Limited Partnership

     16  Letter from Arthur Andersen LLP to the Securities and            (4)
         Exchange Commission dated May 20, 2002.

     31  Certifications Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002

     32  Certification Pursuant to Section 906 of the Sarbanes-Oxley      19
         Act of 2002

(1) Incorporated by reference to the Registrant's Form 10 filed on January 29, 1998.
(2) Incorporated by reference to the Registrant's Form 10/A filed on April 11, 2001
(3) Incorporated by reference to the Registrant's Annual Report on Form 10K filed for the year ended December 31, 2001.
(4) Incorporated by reference to the Registrant's Current Report on Form 8K filed May 20, 2002.
(5)  Attached as Exhibit E to Exhibit 10.4
(6)  Attached as Exhibit I to Exhibit 10.4
(7)  Attached as Exhibit J to Exhibit 10.4