Form 10-K
period 2003-12-31
FAIRFIELD INN BY MARRIOTT LTD PARTNERSHIP
filed 2004-04-06
CIK 855103

                                    FORM 10K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
December 31, 2003                                                        0-16728

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


         Delaware                                                52-1638296
         --------                                                ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

          P.O. Box 9507, 7 Bulfinch Place - Suite 500, Boston, MA 02114
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                 (617) 570-4600
                        --------------------------------
              (Registrant's telephone number, including area code)

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

                 Yes [ ]                            No [X]


         There is no public market for the Limited Registrant Units. Accordingly, information with respect to the aggregate market value of Limited Registrant Units held by non-affiliates of Registrant has not been supplied.

                       Documents incorporated by reference
                       -----------------------------------
                                      None

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                    CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                        GENERAL INSTRUCTIONS TO FORM 10-K



ITEM OF FORM 10-K                                                                   Page

                                     PART I
   1.   Business                                                                     3
   2.   Properties                                                                   7
   3.   Legal Proceedings                                                           13
   4.   Submission of Matters to a Vote of Security Holders                         13

                                     PART II

   5.   Market for Corporation's Common Equity and Related Stockholder Matters      14
   6.   Selected Financial Data                                                     15
   7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                     16
   7A.  Quantitative and Qualitative Disclosures Regarding Market Risk              23
   8.   Financial Statements                                                        24
   8A.  Controls and Procedures                                                     48
   9    Changes in and Disagreements with Accounts on
           Accounting and Financial Disclosure                                      49

                                    PART III

   10.  Directors and Executive Officers of the Corporation                         50
   11.  Executive Compensation                                                      51
   12.  Security Ownership of Certain Beneficial Owners and Management              51
   13.  Certain Relationships and Related Transactions                              51
   14.  Principal Accountant Fees and Services                                      52

                                     PART IV

   15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K            53
        (a) Financial Statements and Financial Statement Schedules
        (b) Exhibits
        (c) Reports on Form 8-K

        Signatures                                                                  54

        Exhibit Index                                                               55


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

ITEM 1. BUSINESS

General

         Fairfield Inn by Marriott Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on August 23, 1989 to acquire, own and operate 50 Fairfield Inn by Marriott properties (the "Inns"), which compete in the economy segment of the lodging industry. Effective August 16, 2001, AP-Fairfield GP LLC, a Delaware limited liability company, became the general partner of the Partnership. See "Restructuring Plan" below. During the year ended December 31, 2002, the Partnership sold four of its Inns, two of which leased their underlying land from Marriott International, Inc. ("MII"), and retains an interest in 46 Inns as of December 31, 2003, all of which are being marketed for sale. See "Property Sales."

         As of December 31, 2003, the Partnership leases the land underlying 30 of its Inns from MII and certain of its affiliates. The Partnership's 46 Inns are located in sixteen states. See "Item 2. Properties" below. Effective November 30, 2001, Sage Management Resources III, LLC ("Sage" or "Manager"), an affiliate of Sage Hospitality Resources, LLC, began providing management at the Inns. See "Restructuring Plan" below. Prior to such date, the Inns were managed by Fairfield FMC Corporation, a wholly owned subsidiary of MII, as part of the Fairfield Inn by Marriott system under a long-term management agreement. Under Sage the Inns continue to be operated under the Fairfield Inn by Marriott system. Sage is a leading hotel management company that, including the Partnership's properties, owns, manages and/or operates 79 hotels located in 24 states. Of these hotels, 68 carry a Marriott flag including 56 Fairfield Inns.

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

Restructuring Plan and Plan of Liquidation

Restructuring Plan

         As a result of the Partnership's continued decline in operating results, the prior general partner, FIBM One LLC, developed a restructuring plan for the Partnership. In connection with this plan, the consent of limited partners of the Partnership was sought for the transfer by FIBM One LLC of its general partner interest in the Partnership to the current general partner. Effective August 16, 2001, following the receipt of the necessary consent to the transfer of the general partner interest, FIBM One LLC transferred its general partner interest in the Partnership to AP-Fairfield GP LLC, which is affiliated with Apollo Real Estate Advisors, L.P. and Winthrop Financial Associates, a Boston based real estate investment company with extensive experience in partnership, asset and property management as well as investor servicing.

         On November 30, 2001, the Restructuring Plan was implemented as the Partnership (i) replaced MII as the property manager at the Partnership's properties with Sage Management, (ii) entered into new Franchise Agreements with MII, (iii) entered into Ground Lease modifications which provided for substantially reduced rent for the year 2002, and an extension of the term to November 30, 2098, (iv) agreed to complete the property improvement plans ("PIPs") required by MII at the properties by no later than November 30, 2003 and (v) MII waived its right to receive the deferred fees then owing to it.

         Also, as part of the Restructuring Plan, the Partnership filed a Form S-1 Registration Statement, in which the Partnership sought to offer its limited partners the right to purchase $23 million in subordinated notes due in 2007 (the "Offering"). The proceeds of the Offering were to have been used for capital improvements at the Inns. However, due to the Partnership's ongoing financial difficulties, and in light of the continued decline in operations, it was determined not to make the Offering and the Registration Statement was withdrawn on January 6, 2003.

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

         The new Franchise Agreements were substantially similar to the prior agreements with MII as they relate to the use of the "Fairfield Inn by Marriott" flag except that it was an event of default under the Ground Lease if the PIPs were not completed by November 30, 2003. The PIPs were not completed by November 30, 2003. The Partnership's default under the Franchise Agreement also constituted a default under the Ground Lease and the loan encumbering the Partnership's properties. The Franchise Agreements permit the Inns to be operated as "Fairfield Inns by Marriott." See "The Fairfield Inn by Marriott System" below.

         In addition, as a result of the Partnership's declining operations, the Partnership has failed to meet its debt service payments on its loan encumbering its properties since November 11, 2002. On March 26, 2003, the Partnership received notice from MII as the ground lessor with respect to 30 of the Inns, that it was in default under the ground lease agreements, due to its failure to pay the full amount due of minimum rentals owed under the Ground leases beginning in January 2003. On May 9, 2003, the lender exercised its right to cure the default and paid the non-subordinated ground rent owed under the ground lease agreements through March 2003. On behalf of the Partnership, the lender has continued to pay the non-subordinated ground rent under the Ground leases through December 2003.

Plan of Liquidation

         As a result of these defaults, the Partnership engaged in discussions with its lender as well as MII to seek a further restructuring of the Partnership's debt and ground lease. Effective December 5, 2003, the Partnership entered into an agreement with its lender and MII which provides that the lender and MII will forbear in the exercise of their remedies under the relevant documents due to the then existing defaults, including the non-payment of debt service and ground rent and the failure to complete required MII PIPs on a timely basis, all due to a lack of operating revenues, and to implement a liquidation of the Partnership's Inns. In exchange for the agreement to liquidate, the lender has agreed to pay the Partnership: (i) $65,217 per Inn sold, payable upon the sale of each Inn, and (ii) an additional amount equal to 10% of the aggregate net sale proceeds from the sale of all Inns in excess of a graduated incentive fee base, plus any additional amounts the lender advances in connection with the liquidation process. Based upon estimates by management, the Inns will not generate gross sales proceeds in excess of the threshold amount. It is anticipated that the lender will advance funds to: (a) permit capital improvements to be conducted at the Inns, which is required by MII, and will also increase the marketability of the Inns for sale, and (b) fund operating expenses, including payment of real estate taxes, as a result of insufficient operating revenue. In the event all the Inns are not sold by April 1, 2005, the Partnership has agreed to allow the lender to exercise its rights under the loan documents, which may include foreclosure, without interference from the

Partnership. Accordingly, if all of the Inns are not sold by April 1, 2005, it is likely that the remaining Inns will be lost to the lender through foreclosure.

         In connection with the agreement, an affiliate of MII, as ground lessor, agreed to waive up to $1.2 million of ground rent for a period of up to one year, and any additional ground rent due in excess of $1.2 million will be deferred until the earlier of: (i) the sale of an Inn, or (ii) April 1, 2005; provided, however that in the event a default arises under the agreements reached with MII at any time, all ground rent shall become immediately due and payable. MII, as franchisor, has agreed that for those Inns that will remain in the Fairfield Inn by Marriott system, the property improvement plans are not required to be completed until April 1, 2005, however the work must be commenced by September 1, 2004, and has also agreed to waive any liquidated damages that otherwise may be due to MII arising from the early termination of a franchise agreement due to the sale of an Inn through September 1, 2004, and thereafter reduced the amount to $25,000 per property for Inns sold between September 1, 2004 and November 30, 2004. In exchange for these ground rent and franchise termination fee concessions, the Partnership has agreed to remove 12 of the Inns, as identified by MII, from the Fairfield Inn by Marriott system no later than September 1, 2004 and keep six of the Inns, as identified by MII, in the Fairfield Inn by Marriott system. The remaining Inns can be sold either as a Fairfield Inn by Marriott or without the franchise agreement. In the event PIPs are not completed by April 1, 2005 for any Inn not sold, it will result in a default under the MII agreements, and permit MII to terminate the franchise agreements. Further, upon the termination of any franchise agreement, the Partnership must purchase MII's interest under all ground leases.

         On November 20, 2003, the Partnership engaged a nationally recognized broker to begin marketing the Inns for sale. It is expected that the Partnership will, in all likelihood, be dissolved in 2005, either upon the sale of all Inns or as a result of the foreclosure by the lender of any remaining Inns not otherwise sold. The Partnership sold 3 of its Inns during the first quarter of 2004 and has entered into contracts to sell an additional 11 of its Inns. See "Property Sales" below. It is expected that these properties will be sold, if at all, during the second quarter of 2004.

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

         Based on data by Smith Travel Research, supply in this sub-segment increased significantly in the late 1990's, growing at rates in excess of 11% annually, which exceeded demand growth for each year during the period from 1995 through 1999. Additionally, the supply growth rate is projected to continue to grow for the next three years, which will increase the competitive pressure on the Inns. These new products frequently reflect updated designs and features, which increases the need to make capital expenditures at the Inns in order for them to compete effectively. In addition to competing brands, customers compare the Inns to other Fairfield Inn by Marriott properties. The Partnership's Inns, which are 14 to 17 years old, struggle to compete with newer Fairfield Inn properties, which benefit from design enhancements and a more contemporary feel, as well as other limited service properties in the marketplaces where the Partnership operates.

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

The Fairfield Inn by Marriott System

         As part of the "Fairfield Inn by Marriott" system, the Manager is required to furnish specific chain services to the Inns, which services are furnished generally on a central or regional basis to all Inns in the Fairfield Inn by Marriott hotel system that are owned, leased, or managed by MII and its subsidiaries. Costs and expenses incurred in providing such services are allocated among all domestic Fairfield Inn by Marriott hotels managed, owned or leased by MII or its subsidiaries. The costs and expenses are allocated among all Inns based on the gross revenues of each Inn.

         Beginning in 1997, the Partnership's Inns began participating in MII's Marriott Rewards Program ("MRP"). The cost of this program is charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP revenues at each hotel or Inn. The total amounts of chain services and MRP costs allocated to the Partnership for the nine months ended September 30, 2003 and for the years ended December 31, 2002 and 2001 were $3.6 million, $5.0 million and $1.8 million, respectively. These expenses increased in 2002 due to the terms of the new franchise agreement entered with MII effective November 30, 2001. This increase was offset by a decline in administrative expenses, such as central office services charged by MII.

         In addition, MII maintains a marketing fund to pay the costs associated with specified system-wide advertising, marketing, sales, promotional and public relations materials and programs. Each Inn within the system contributes approximately 2.5% (for 2003and 2002) and 2.4% (for 2001 and prior) of gross Inn revenues to the marketing fund. For the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, the Partnership contributed $1.4 million, $1.9 million and $1.9 million, respectively, to the marketing fund.

Ground

         As indicated above, the land on which 30 of our Inns are located is leased from MII or its affiliates. Under the leases, the Partnership is required to pay all costs, expenses, taxes and assessments relating to the leased Inns and the underlying land, including real estate taxes. Each ground lease provides that the Partnership has a first right of refusal in the event the applicable ground lessor decides to sell the leased premises. Upon expiration or termination of a ground lease, title to the applicable Inn and all improvements reverts to the ground lessor. Under the terms of the December 5, 2003 agreement, the Partnership must purchase the land underlying an Inn from the ground lessor upon the sale of the Inn or removal of the Inn from the "Fairfield Inn by Marriott" system.

Mortgage Debt

         As of December 31, 2003, the outstanding balance of principal and accrued interest on the mortgage debt was $135.3 million, which bears interest at a fixed rate of 8.40%. The non-recourse mortgage debt was scheduled to mature on January 11, 2017. The mortgage debt is secured by first mortgages on all of the Inns, the land on which they are located, or an assignment of the Partnership's interest under the ground leases, including ownership interest in all improvements thereon, fixtures and personal property related thereto. As described above, under the terms of the December 5, 2003 agreement to liquidate, the lender has agreed to pay the Partnership: (i) $65,217 per Inn sold, payable upon the sale of each Inn, and (ii) an additional amount equal to 10% of the aggregate net sale proceeds from the sale of all Inns in excess of a graduated incentive fee base, plus any additional amounts the lender advances in connection with the liquidation process. At present, based upon management's estimates, the sale of the Inns will not generate gross sales proceeds in excess of the threshold amount. It is anticipated that the lender will advance funds to: (a) permit capital improvements to be conducted at the Inns, which is required by MII, and will also increase the marketability of the Inns for sale, and (b) fund operating expenses, including payment of real estate taxes, as a result of insufficient operating revenue. In the event all the Inns are not sold by April 1, 2005, the Partnership has agreed to allow the lender to exercise its rights under the loan documents, which may include foreclosure, without interference from the Partnership. Accordingly, if all of the Inns are not sold by April 1, 2005, it is likely that the remaining Inns will be lost to the lender through foreclosure.

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

         On March 24, 2004, the Partnership sold its inn located in Norcross, Georgia for $1.5 million. After closing costs and the payment to the Partnership of the $65,217 as agreed to under the liquidation plan, the net proceeds from the sale of approximately $1.3 million were applied toward the Partnership's mortgage debt. The Partnership recognized a loss of the sale of $3,000.

         On March 25, 2004, the Partnership sold its inns located in Buena Park and Placentia, California for an aggregate price of $8.75 million. After payment for the purchase of the ground for $3.6 million, closing costs and the payment to the Partnership of $130,434, as agreed to under the liquidation plan, the net proceeds from the sale of approximately $4.5 million were applied toward the Partnership's mortgage debt. The Partnership recognized a loss of the sale of $7,000.

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

ITEM 2. PROPERTIES

         The Partnership's portfolio consists of 43 Fairfield Inn by Marriott properties as of March 29, 2004. The Inns, which range in age between 14 and 17 years, are geographically diversified among 16 states.

         The following table presents the location and number of rooms for each of the Inns owned as of March 29, 2004. All of the Inns are managed by Sage. See
Item 1. Business. The land on which the Inns are located is either owned by us or leased under a long-term agreement.

        Location of Inn                                          Number of Rooms
        ---------------                                          ---------------

        Alabama
             Birmingham--Homewood(1)                                    132
        California
             Los Angeles--Buena Park(1)(2)                              135
             Los Angeles--Placentia(2)                                  135

        Florida
             Gainesville(1)                                             135
             Miami--West(1)                                             135
             Orlando--International Drive(1)                            135
             Orlando--South(1)(3)                                       132
        Georgia
             Atlanta--Airport(1)(3)                                     132
             Atlanta--Gwinnett Mall(3)                                  135
             Atlanta--Northlake(1)                                      133
             Atlanta--Northwest(1)                                      130
             Atlanta--Peachtree Corners(2)                              135
             Savannah(1)                                                135
        Illinois
             Bloomington--Normal(1)                                     128
             Peoria                                                     135
             Rockford                                                   135
        Indiana
             Indianapolis--Castleton(1)(3)                              132
             Indianapolis--College Park                                 132
        Iowa
               Des Moines--West(1)                                      135
        Kansas
             Kansas City--Merriam                                       135
             Kansas City--Overland Park                                 134
        Michigan
             Detroit--Airport(1)                                        133
             Detroit--Auburn Hills(1)                                   134
             Detroit--Madison Heights(1)(3)                             134
             Detroit--Warren(1)(3)                                      132
             Detroit--West (Canton)(1)(3)                               133
             Kalamazoo(1)(3)                                            133
        Missouri
             St.  Louis--Hazelwood(3)                                   135
        North Carolina
             Charlotte--Northeast(1)                                    133
             Durham(1)                                                  135
             Fayetteville(1)                                            135
             Greensboro(1)                                              135
             Raleigh--Northeast(1)                                      132
             Wilmington                                                 134
        Ohio
             Cleveland--Airport                                         135
             Columbus--North(1)                                         135
             Dayton--North(1)                                           135
             Toledo--Holland                                            134
        South Carolina
             Florence                                                   134
             Greenville                                                 132
             Hilton Head(1)                                             119
        Tennessee
             Johnson City(1)                                            132
        Virginia
             Hampton(3)                                                 134
             Virginia Beach(1)                                          134

         Wisconsin
              Madison(1)(3)                                             135
              Milwaukee--Brookfield                                     135

         TOTAL                                                        6,137

(1) The land on which the Inn is located is leased by the Partnership from Marriott International under a long-term lease agreement. See "Item 1. Business-Ground Lease."
(2) Property was sold during the first quarter of 2004.
(3) Property is under contract for sale.

Occupancy

         The following table sets forth the average occupancy rates at the Inns for the years ended December 31, 2003, 2002 and 2001

Location of Inn                                    2003                      2002                     2001
---------------                                    ----                      ----                     ----
Alabama
   Birmingham--Homewood                           61.1%                     60.0%                     60.8%
California
   Los Angeles--Buena Park(1)                     75.9%                     60.2%                     68.3%
   Los Angeles--Placentia(1)                      72.8%                     67.4%                     74.9%
Florida
   Gainesville                                    71.5%                     64.4%                     61.6%
   Miami--West                                    66.3%                     68.9%                     72.7%
   Orlando--International Drive                   55.3%                     56.0%                     63.2%
   Orlando--South(2)                              55.3%                     48.9%                     55.6%
Georgia
   Atlanta--Airport(2)                            57.2%                     60.6%                     70.0%
   Atlanta--Gwinnett Mall(2)                      50.7%                     48.5%                     59.1%
   Atlanta--Northlake                             52.5%                     48.0%                     59.5%
   Atlanta--Northwest                             49.6%                     54.0%                     58.3%
   Atlanta--Peachtree Corners(1)                  41.3%                     46.1%                     59.6%
   Savannah                                       72.9%                     66.5%                     67.6%
Illinois
   Bloomington--Normal                            58.0%                     60.1%                     68.3%
   Peoria                                         54.7%                     61.3%                     64.5%
   Rockford                                       49.9%                     51.3%                     57.4%
Indiana
   Indianapolis--Castleton(2)                     53.0%                     54.3%                     61.1%
   Indianapolis--College Park                     47.2%                     50.2%                     58.0%
Iowa
     Des Moines--West                             63.8%                     65.6%                     63.1%
Kansas
   Kansas City--Merriam                           54.4%                     60.9%                     64.5%
   Kansas City--Overland Park                     49.8%                     55.2%                     58.3%
Michigan
   Detroit--Airport                               76.8%                     75.2%                     79.5%
   Detroit--Auburn Hills                          59.1%                     61.4%                     65.2%
   Detroit--Madison Heights(2)                    65.8%                     64.0%                     69.6%
   Detroit--Warren(2)                             51.5%                     50.1%                     60.1%
   Detroit--West (Canton)(2)                      67.3%                     61.4%                     68.1%
   Kalamazoo(2)                                   58.3%                     62.8%                     63.0%


Missouri
   St. Louis--Hazelwood(2)                        59.2%                     57.6%                     63.6%
North Carolina
   Charlotte--Northeast                           48.3%                     38.5%                     38.3%
   Durham                                         65.0%                     66.2%                     67.1%
   Fayetteville                                   90.4%                     84.4%                     64.4%
   Greensboro                                     61.9%                     63.6%                     59.8%
   Raleigh--Northeast                             60.1%                     56.2%                     52.5%
   Wilmington                                     53.7%                     56.8%                     53.3%

Ohio
   Cleveland--Airport                             61.2%                     54.8%                     61.0%
   Columbus--North                                55.7%                     59.1%                     67.1%
   Dayton--North                                  76.2%                     66.4%                     65.7%
   Toledo--Holland                                54.0%                     59.5%                     65.2%
South Carolina
   Florence                                       70.1%                     74.4%                     71.1%
   Greenville                                     53.3%                     53.5%                     57.4%
   Hilton Head                                    64.8%                     58.5%                     52.5%
Tennessee
   Johnson City                                   53.2%                     53.3%                     51.6%
Virginia
   Hampton(2)                                     70.2%                     57.5%                     55.4%
   Virginia Beach                                 72.2%                     68.4%                     66.8%
Wisconsin
   Madison(2)                                     57.1%                     59.1%                     60.0%
   Milwaukee--Brookfield                          53.9%                     53.9%                     62.2%

Total Average Occupancy                           60.3%                     59.2%                     62.0%

(1) Property was sold during the first quarter of 2004.
(2) Property is under contract for sale.

Room Rates

         The following table sets forth the average daily room rates at the Inns for the years ended December 31, 2003, 2002 and 2001. Average daily room rate is the annual room revenue divided by the number of paid occupied rooms for the year.

Location of Inn                                    2003                      2002                     2001
---------------                                    ----                      ----                     ----
Alabama
   Birmingham--Homewood                           $48.72                    $49.52                   $50.11
California
   Los Angeles--Buena Park(1)                     $46.38                    $51.98                   $55.19
   Los Angeles--Placentia(1)                      $52.75                    $57.14                   $56.13
Florida
   Gainesville                                    $50.11                    $51.49                   $49.47
   Miami--West                                    $55.44                    $57.16                   $63.04
   Orlando--International Drive                   $57.42                    $61.74                   $59.10
   Orlando--South(2)                              $42.37                    $46.94                   $45.96
Georgia
   Atlanta--Airport(2)                            $47.59                    $52.82                   $48.99
   Atlanta--Gwinnett Mall(2)                      $45.41                    $53.51                   $54.51


   Atlanta--Northlake                             $44.57                    $52.05                   $49.46
   Atlanta--Northwest                             $49.05                    $54.32                   $52.82
   Atlanta--Peachtree Corners(1)                  $41.61                    $46.09                   $46.31
   Savannah                                       $52.39                    $56.31                   $54.18
Illinois
   Bloomington--Normal                            $55.39                    $59.87                   $58.71
   Peoria                                         $56.69                    $56.19                   $52.62
   Rockford                                       $51.26                    $49.80                   $47.28
Indiana
   Indianapolis--Castleton(2)                     $54.44                    $53.84                   $52.99
   Indianapolis--College Park                     $49.54                    $51.98                   $48.27
Iowa
    Des Moines--West                              $49.58                    $52.03                   $54.81
Kansas
   Kansas City--Merriam                           $47.71                    $49.40                   $48.56
   Kansas City--Overland Park                     $53.24                    $56.06                   $55.32
Michigan
   Detroit--Airport                               $57.83                    $61.68                   $70.06
   Detroit--Auburn Hills                          $57.25                    $59.76                   $64.86
   Detroit--Madison Heights(2)                    $58.51                    $64.57                   $62.31
   Detroit--Warren(2)                             $46.11                    $53.57                   $55.62
   Detroit--West (Canton)(2)                      $52.05                    $57.62                   $60.96
   Kalamazoo(2)                                   $55.14                    $54.90                   $54.22
Missouri
   St. Louis--Hazelwood(2)                        $48.91                    $50.38                   $50.01
North Carolina
   Charlotte--Northeast                           $40.11                    $45.86                   $47.68
   Durham                                         $47.43                    $51.87                   $51.57
   Fayetteville                                   $63.03                    $59.80                   $53.55
   Greensboro                                     $58.03                    $57.26                   $57.64
   Raleigh--Northeast                             $44.70                    $48.68                   $51.20
   Wilmington                                     $54.14                    $54.11                   $56.26
Ohio
   Cleveland--Airport                             $48.24                    $55.03                   $56.20
   Columbus--North                                $51.95                    $53.77                   $49.86
   Dayton--North                                  $51.08                    $52.25                   $52.04
   Toledo--Holland                                $49.57                    $51.69                   $52.52
South Carolina
   Florence                                       $55.00                    $53.45                   $51.53
   Greenville                                     $43.07                    $44.75                   $45.37
   Hilton Head                                    $59.85                    $65.22                   $64.28
Tennessee
   Johnson City                                   $53.10                    $50.88                   $46.00
Virginia
   Hampton(2)                                     $57.87                    $57.94                   $51.50
   Virginia Beach                                 $64.08                    $59.67                   $54.89
Wisconsin
   Madison(2)                                     $51.05                    $52.13                   $48.45
   Milwaukee--Brookfield                          $56.57                    $56.46                   $52.95

Total Average Room Rate                           $51.66                    $54.31                   $53.48

(1) Property was sold during the first quarter of 2004.
(2) Property is under contract for sale.

Real Estate Taxes

         Real estate taxes billed and rates in 2003 for each of the Inns were:

Location of Inn                                    Billing                   Rate(1)
---------------                                    -------                   -------
Alabama
   Birmingham--Homewood                            $48,116                   1.50%
California
   Los Angeles--Buena Park(2)                      $54,246                   1.14%
   Los Angeles--Placentia(2)                       $58,554                   1.11%

Florida
   Gainesville                                     $59,578                   2.49%
   Miami--West                                     $73,943                   2.25%
   Orlando--International Drive                    $83,543                   2.05%
   Orlando--South(3)                               $48,635                   1.98%
Georgia
   Atlanta--Airport(3)                             $62,082                   2.19%
   Atlanta--Gwinnett Mall(3)                       $46,894                   1.28%
   Atlanta--Northlake.                             $88,420                   1.55%
   Atlanta--Northwest                              $47,540                   1.20%
   Atlanta--Peachtree Corners(2)                   $44,870                   1.54%
   Savannah                                        $82,052                   1.79%
Illinois
   Bloomington--Normal                             $48,116                   2.40%
   Peoria                                          $96,410                   2.69%
   Rockford                                       $116,392                   3.63%
Indiana
   Indianapolis--Castleton(3)                      $38,343                   2.13%
   Indianapolis--College Park                      $47,944                   2.17%
Iowa
     Des Moines--West                             $100,035                   3.34%
Kansas
   Kansas City--Merriam                            $66,475                   2.45%
   Kansas City--Overland Park                      $56,654                   2.13%
Michigan
   Detroit--Airport                                $79,611                   2.51%
   Detroit--Auburn Hills                           $82,670                   1.19%
   Detroit--Madison Heights(3)                    $119,527                   2.28%
   Detroit--Warren(3)                              $69,956                   1.91%
   Detroit--West (Canton) (3)                      $60,291                   1.57%
   Kalamazoo(3)                                    $92,896                   3.23%
Missouri
   St. Louis--Hazelwood(3)                         $74,431                   3.04%
North Carolina
   Charlotte--Northeast                            $32,502                   1.16%
   Durham                                          $39,145                   1.31%
   Fayetteville                                    $75,956                   1.42%
   Greensboro                                      $32,870                   1.33%
   Raleigh--Northeast                              $28,926                   0.99%
   Wilmington                                      $35,521                   1.15%


Ohio
   Cleveland--Airport                             $103,536                   2.06%
   Columbus--North                                 $47,101                   1.85%
   Dayton--North                                   $69,750                   1.99%
   Toledo--Holland                                 $53,300                   1.97%
South Carolina
   Florence                                        $37,074                   1.38%
   Greenville                                      $32,310                   1.58%
   Hilton Head                                     $57,292                   1.50%
Tennessee
   Johnson City                                    $39,850                   1.59%
Virginia
   Hampton(3)                                      $48,370                   1.51%
   Virginia Beach                                  $50,752                   1.33%
Wisconsin
   Madison(3)                                      $58,065                   2.27%
   Milwaukee--Brookfield                           $60,637                   1.58%

(1) The real estate tax rates calculated by dividing the 2003 tax liability by the 2003 assessed value of the property.
(2) Property was sold during the first quarter of 2004.
(3) Property is under contract for sale.


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

         As of March 1, 2004, there were 2,470 holders of Units of the Partnership, owning an aggregate of 83,337 Units.

         The Partnership did not make a distribution during the year ended December 31, 2003 but made a distribution of $2.4 million during the year ended December 31, 2002. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for a discussion of additional factors which may affect the Partnership's ability to pay distributions.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following table presents selected historical financial data which data has been derived from our audited financial statements for those years presented. You should read the following selected financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements included herein.

                             Selected Financial Data
             (in thousands, except per unit amounts and ratio data)

                                           January 1
                                            through
                                          September 30,
                                              2003           2002          2001          2000          1999
                                              ----           ----          ----          ----          ----
Income Statement Data:
  Revenues                                  $55,904        $78,797       $ 83,865      $ 91,478      $ 93,084
  Operating (loss) profit                   (15,351)            (3)           496        (2,848)        3,885
  Net (loss) income                         (24,161)        (8,548)       (11,472)        8,709        (8,552)
  Net (loss) income per limited
    partner unit (83,337 Units)                (287)          (102)          (136)          103          (102)
Balance Sheet Data:
  Total assets                                   --        114,901        136,967       147,082       163,574
  Total liabilities                              --        150,650        161,768       160,411       185,612
Other Data (unaudited):
  Cash distributions per limited                 --         $28.51             --            --            --
    partner unit (83,337 Units)
  Deficiency of earnings to fixed           $24,161         $8,548        $11,472       $14,774       $ 8,552
    charges


           STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION (1)
                                 (in thousands)

                                                                Period from
                                                             September 30, 2003
                                                                  through
                                                             December 31, 2003
                                                             ------------------
Net Liabilities in Liquidation as of  September 30, 2003          $41,495
Operating Loss                                                      3,165
Changes in net assets in liquidation:
         Decrease in fair value of real estate                     25,554
         Decrease in inventory value                                  920
                                                                  -------

Net Liabilities in Liquidation as of  December 31, 2003           $71,134
                                                                  =======


(1) On December 5, 2003, in accordance with the agreement reached between the Partnership, its lender and MII, the Partnership adopted the liquidation basis of accounting, and financial statement presentation has been adopted beginning September 30, 2003.

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

GENERAL

         At December 31, 2002, the Partnership was the owner of 46 limited service Inns, which are operated as part of the Fairfield Inn by Marriott system, and until November 30, 2001, managed by Fairfield FMC Corporation. Beginning November 30, 2001, Sage began providing management at the properties. Under Sage the Inns continue to be operated under the Fairfield Inn by Marriott system. During the first quarter of 2004, the Partnership sold three of its Inns.

         Effective December 5, 2003, the Partnership entered into an agreement with its lender and Marriott International, Inc. ("MII") which provides that the lender and MII will forbear in the exercise of their remedies under the relevant documents due to the then existing defaults, including the non-payment of debt service and ground rent and the failure to complete required MII PIPs on a timely basis, all due to a lack of operating revenues, and to implement a liquidation of the Partnership's Inns. In exchange for the agreement to liquidate, the lender has agreed to pay the Partnership: (i) $65,217 per Inn sold, payable upon the sale of each Inn, and (ii) an additional amount equal to 10% of the aggregate net sale proceeds from the sale of all Inns in excess of a graduated incentive fee base, plus any additional amounts the lender advances in connection with the liquidation process. At present, based upon management's estimates, the sales of the Inns will not generate gross sales proceeds in excess of the threshold amount. It is anticipated that the lender will advance funds to: (a) permit capital improvements to be conducted at the Inns, which is required by MII, and will also increase the marketability of the Inns for sale, and (b) fund operating expenses, including payment of real estate taxes, as a result of insufficient operating revenue. In the event all the Inns are not sold by April 1, 2005, the Partnership has agreed to allow the lender to exercise its rights under the loan documents, which may include foreclosure, without interference from the Partnership. Accordingly, if all of the Inns are not sold by April 1, 2005, it is likely that the remaining Inns will be lost to the lender through foreclosure.

         In connection with the agreement, an affiliate of MII, as ground lessor, agreed to waive up to $1.2 million of ground rent for a period of up to one year, and any additional ground rent due in excess of $1.2 million will be deferred until the earlier of: (i) the sale of an Inn, or (ii) April 1, 2005; provided, however that in the event a default arises under the agreements reached with MII at any time, all ground rent shall become immediately due and payable. MII, as franchisor, has agreed that for those Inns that will remain in the Fairfield Inn by Marriott system, the property improvement plans are not required to be completed until April 1, 2005, however the work must be commenced by September 1, 2004, and has also agreed to waive any liquidated damages that otherwise may be due to MII arising from the early termination of a franchise agreement due to the sale of an Inn through September 1, 2004, and thereafter reduced the amount to $25,000 per property for Inns sold between September 1, 2004 and November 30, 2004. In exchange for these ground rent and franchise termination fee concessions, the Partnership has agreed to remove 12 of the Inns, as identified by MII, from the Fairfield Inn by Marriott system no later than September 1, 2004 and keep six of the Inns, as identified by MII, in the Fairfield Inn by Marriott system. The remaining Inns can be sold either as a Fairfield Inn by Marriott or without the franchise agreement. In the event PIPs are not completed by April 1, 2005 for any Inn not sold, it will result in a default under the MII agreements, and permit MII to terminate the franchise agreements. Further, upon the termination of any franchise agreement, the Partnership must purchase MII's interest under all ground leases.

         On November 20, 2003, the Partnership engaged a nationally recognized broker to begin marketing the Inns for sale. It is expected that the Partnership will, in all likelihood, be dissolved in 2005, either upon the sale of all Inns or as a result of the foreclosure by the lender of any remaining Inns not otherwise sold. As a result, the Partnership has adopted the liquidation basis of accounting for the period beginning after September 30, 2003. Accordingly, the Partnership has adjusted its assets to their estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. In addition, pursuant to the liquidation basis of accounting, the Partnership ceased to record revenues and expenses after that date, and reports only changes in net assets in liquidation for the periods thereafter.

         The Partnership sold 3 of its Inns during the first quarter of 2004 and has entered into contracts to sell an additional 11 of its Inns. It is expected that these properties will be sold, if at all, during the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

         GOING CONCERN: The Partnership did not have sufficient cash flow from current operations to make its required debt service payments beginning in November 2002, nor did it have sufficient cash flow to make its property improvement fund contributions beginning in September 2002. Further, on March 26, 2003, the Partnership received notice from MII that it was in default under the ground lease agreements due to its failure to pay the full amount due of minimum rentals owed under the ground leases beginning in January 2003. A default under the ground lease agreements also constituted a default under the loan agreement. On May 7, 2003, the Partnership received notice from MII that the ground leases would be terminated effective June 15, 2003 for nonpayment. On May 9, 2003, the lender exercised its right to cure the default and paid the non-subordinated ground rent owed under the ground leases through March 2003. On behalf of the Partnership, the lender has continued to pay the non-subordinated ground rent under the ground leases through December 2003. The Partnership has recognized the obligation to repay the lender for these advances.

         Effective December 5, 2003, the Partnership reached an agreement with its lender and MII for those parties to forbear in the exercise of their remedies under the relevant documents due to certain existing defaults, including the non-payment of debt service and ground rent and the failure to complete required MII product improvement plans on a timely basis, all due to a lack of operating revenues, and to implement a liquidation of the Partnership's Inns.

         In exchange for the agreement to liquidate, the lender has agreed to pay the Partnership: (i) $65,217 per Inn sold, payable upon the sale of each Inn, and (ii) an additional amount equal to 10% of the aggregate net sale proceeds from the sale of all Inns in excess of a graduated incentive fee base, plus any additional amounts the lender advances in connection with the liquidation process. At present, based upon management's estimates, the sale of the Inns will not generate gross sales proceeds in excess of the threshold amount. It is anticipated that the lender will advance funds to: (a) permit capital improvements to be conducted at the Inns, which is required by MII, and will also increase the marketability of the Inns for sale, and (b) fund operating expenses, including payment of real estate taxes, as a result of insufficient operating revenue. In the event all the Inns are not sold by April 1, 2005, the Partnership has agreed to allow the lender to exercise its rights under the loan documents, which may include foreclosure, without interference from the Partnership.

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

         PRINCIPAL SOURCES AND USES OF CASH: The Partnership's principal source of cash has been cash from operations. The Partnership's principal uses of cash are to make debt service payments, ground lease payments and fund the property improvement fund. During the period of liquidation, the Partnership's principal source of cash will be the $65,217 received upon the sale of each Inn.

         In 2003 during the period in which the Partnership operated as a going concern, January 1 through September 30, 2003, the Partnership's cash and cash equivalents, excluding funds held in lender reserves, decreased by $923,000 to $4.9 million at September 30, 2003 compared to $5.9 million at December 31, 2002. The decrease from the prior year is due to $3.5 million of cash used in investing activities and $1.8 million of cash used in financing activities, which were partially offset by $4.4 million of cash provided by operating activities. Cash used in investing activities consisted of capital improvements and equipment purchases. Cash used in financing activities consisted of changes to the restricted cash reserves as required under the terms of the mortgage debt.

         SALES OF PROPERTIES. On July 29, 2002, the Partnership sold its Inn located in Montgomery, Alabama for $3.1 million. The net proceeds from the sale of approximately $2.9 million were applied toward the Partnership's mortgage debt, in accordance with the terms of the loan agreement. The Partnership recognized a gain on the sale of approximately $2.1 million.

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

         On August 14, 2002, the Partnership sold its Inn located in Atlanta (Southlake), Georgia for $3.0 million. The net proceeds from the sale of approximately $2.8 million were applied toward the Partnership's mortgage debt, in accordance with the terms of the loan agreement. The Partnership recognized a gain on the sale of approximately $200,000.

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

         On March 24, 2004, the Partnership sold its inn located in Norcross, Georgia for $1.5 million. After closing costs and the payment to the Partnership of the $65,217 as agreed to under the liquidation plan, the net proceeds from the sale of approximately $1.3 million were applied toward the Partnership's mortgage debt. The Partnership recognized a loss of the sale of $3,000.

         On March 25, 2004, the Partnership sold its inns located in Buena Park and Placentia, California for an aggregate price of $8.75 million. After payment for the purchase of the ground for $3.6 million, closing costs and the payment to the Partnership of $130,434, as agreed to under the liquidation plan, the net proceeds from the sale of approximately $4.5 million were applied toward the Partnership's mortgage debt. The Partnership recognized a loss of the sale of $7,000.

RESULTS OF OPERATIONS

         The following discussion and analysis addresses results of operations and should be read together with the "Selected Financial Data" and historical financial statements and related notes included elsewhere herein.

Changes in Net Liabilities in Liquidation

September 30, 2003 to December 31, 2003

Net liabilities in liquidation decreased by $29.6 million from September 30, 2003 to December 31, 2003. Operating loss, which includes property related income and expenses, and interest expense, was $3.1 million for the period. The fair value of real estate decreased $25.6 million due to changes in anticipated proceeds from future property sales based upon current trends in the real estate markets. The Company realized a loss on the decrease in the fair value of inventory of $0.9 million.

The Period January 1 through September 30, 2003 compared to the Year Ended December 31,2002

         The following discussion of results of operations from January 1 through September 30, 2003 compared to the year ended December 31, 2002 do not contain comparable periods; however such comparison is provided to present a discussion of general trends in the operating results of the Partnership.

         Rooms Revenues: Rooms revenues decreased $21.4 million, or approximately 28% to $55.3 million in 2003 from $76.7 million in 2002. Revenues declined primarily as the result of the adoption of liquidation accounting for the period subsequent to September 30, 2003, pursuant to which the Partnership ceased the recognition of revenue during the fourth quarter. Also contributing to the decline was the sale of four of the Partnership's hotels during 2002, offset partially by increased revenues due to slightly improved occupancy levels from a general improvement in the economy.

         Operating Expenses: Operating expenses decreased $7.5 million, or 9.5%, to $71.3 million when compared to 2002. The principal individual components are discussed below.

         Room Costs: In 2003, rooms costs decreased $6.4 million or 25.3%, to $18.9 million when compared to 2002. This decline is the result of the adoption of liquidation accounting for the period subsequent to September 30, 2003, pursuant to which the Partnership ceased the recognition of expense during the fourth quarter. Also contributing to the decline was the sale of four of the Partnership's hotels during 2002.

         Selling, Administrative and other: Selling, administrative and other expenses decreased by $6.7 million in 2003 to $19.1 million, or a 25.8% decrease when compared to 2002. The decrease in these expenses was also due to the adoption of liquidation accounting for the period subsequent to September 30, 2003, pursuant to which the Partnership ceased the recognition of expense during the fourth quarter.

         Depreciation: Depreciation expense decreased by $1.4 million or 15% to $8.0 million for the period January 1 through September 30, 2003 compared to the year ended December 31, 2002. This was due to the cessation of depreciation in connection with the adoption of liquidation basis accounting, offset slightly by additional depreciation on improvements put in place during the period January 1 through September 30, 2003.

         Ground Rent: Ground rent decreased by $95,000 in 2003 to $2.5 million, or a 3.6% decrease when compared to 2002. The decrease in expenses was also due to the adoption of liquidation accounting for the period subsequent to September 30, 2003, pursuant to which the Partnership ceased the recognition of expense during the fourth quarter. That decline was largely offset by the expiration in 2003 of ground rent waivers granted for 2002.

         Base Management Fee: Base management fee decreased $708,000 or approximately 29.5% to $1.7 million in 2003 from $2.4 million in 2002. The base management fee declined primarily as the result of the adoption of liquidation accounting for the period subsequent to September 30, 2003, pursuant to which the Partnership ceased the recognition of expense during the fourth quarter. Also contributing to the decline was the sale of four of the Partnership's hotels during 2002.

         Insurance and other: Insurance and other expenses decreased by $685,000 in 2003 to $2.3 million, or a 22.8% decrease when compared to 2002. The decrease in expenses was also due to the adoption of liquidation accounting for the period subsequent to September 30, 2003, pursuant to which the Partnership ceased the recognition of expense during the fourth quarter.

         Loss on impairment of long-lived assets: In 2003, the Partnership recorded impairment of long lived assets of million related to 23 of its Inns. In 2002, the Partnership recorded impairment of long-lived assets of $5.3 million related to its Inns located in Atlanta (Northlake), Georgia; Birmingham, Alabama; Detroit (Warren), Michigan; St. Louis (Hazelwood), Missouri; Greenville, South Carolina; and Orlando (South), Florida.

         Operating Loss: As a result of the changes in revenues and operating expenses discussed above, operating loss increased by $15.3 million resulting in an operating loss of $15.4 million in 2003 compared to operating loss of $3,000 in 2002.

         Interest Expense: Interest expense decreased by $3.5 million to $8.9 million in 2003 when compared to 2002. The decrease in expense was also due to the adoption of liquidation accounting for the period subsequent to September 30, 2003, pursuant to which the Partnership ceased the recognition of expense during the fourth quarter.

         Net Loss: Net loss for 2003 was $24.1 million compared to net loss of $8.5 million for 2002. The increase is primarily due to the $15.1 million impairment charge in 2003.

2002 compared to 2001

         Rooms Revenues: Rooms revenues decreased $4.8 million or approximately 5.9% to $76.7 million in 2002 from $81.5 million in 2001, reflecting a 2.8 percentage point decrease in average occupancy to 59.2%. The decrease in average occupancy was primarily the result of the increased competition in the economy segment which was exacerbated by the general downturn in the economy experienced during 2002, which hurt the hospitality industry in general. Revenues also declined due to the sale of four of the Partnership's hotels during 2002. Excluding the effect on revenues of the sale of these four hotels, rooms revenues for the remaining 46 inns decreased $3.0 million, or approximately 3.9% to $73.0 million in 2002 from $76.0 million in 2001. In 2002, total Inn revenues decreased $5.1 million, or 6.0%, to $78.8 million when compared to $83.9 million in 2001.

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

         Fairfield Inn system fee: In connection with the Partnership's termination of the management agreement with Fairfield FMC Corporation on November 30, 2001, the Partnership's obligation to pay system fees is now included in its franchise fees paid to MII. In 2001, the Partnership recognized $2.4 million in Fairfield Inn system fee expenses.

         Insurance and other: Insurance and other expenses decreased by $1.1 million in 2002 to $3.0 million, or a 26% decrease when compared to 2001. The decrease in expense is primarily due the following expenses incurred in 2001: the payment of a franchise application fee of $500,000 to MII in connection with the new franchise agreement, legal expenses incurred in connection with the restructuring, and expenses associated with the transition of the management of the Inns from MII to Sage.

         Termination of management agreement: In connection with the termination of the Management Agreement with Fairfield FMC Corporation, the Partnership paid MII $500,000 and wrote off deferred incentive fees of $2.8 million as the fees were no longer due.

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

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections," updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. This statement had no effect on the Partnership's financial statements.

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. This statement had no effect on the Partnership's financial statements.

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

         FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FASB issued a revision to Interpretation No. 46 ("46R") to clarify some of the provisions of Interpretation No. 46, and exempt to certain entities from its requirements. The provisions of the interpretation need to be applied no later than December 31, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. This interpretation had no effect on the Partnership's financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial reporting and accounting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133,
(2) clarifies when a derivative contains a financing component, (3) amends the definition of an Underlying to conform it to language used in FASB Interpretation No. 45 and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts either as derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as contracts entered into after June 30, 2003. This statement has no effect on the Partnership's financial statements.

         In May 2003, the issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under pervious guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative of the entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structures of all entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. This statement has no effect on the Partnership's financial statements.

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

         The Partnership adopted the liquidation basis of accounting for all periods beginning after September 30, 2003. On September 30, 2003, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on current estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Due to the uncertainty in timing of anticipated sales of property, no provision has been made for estimated future cash flows from property operations.

         Under the liquidation basis of accounting, the Partnership is required to estimate and accrue the non-operating costs associated with executing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining agents and trustees to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the non-operating costs associated with cessation of the Partnership's operations. These non-operating costs are estimates and are expected to be paid out over the liquidation period. However, in accordance with FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", the non-recourse mortgage debt and related mortgage premium were not adjusted to its estimated settlement amount as the Partnership has not been legally released from being the primary obligor under the mortgage debt. Accordingly, the outstanding mortgage balance and accrued and unpaid interest will continue to be presented at its historical basis.

         Prior to the adoption of the liquidation basis of accounting and during the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, the Partnership recognized $15.3 million, $5.2 million, and $3.8 million, respectively, of impairment losses related to its property and equipment. An impairment loss was recorded for an Inn if estimated undiscounted future cash flows were less than the book value of the Inn. Impairment losses were measured based on the estimated fair value of the Inn. The Partnership based its estimates of fair values primarily upon tax assessments and sales comparisons. In assessing the recoverability of the Partnership's property and equipment the Partnership considered the forecasted financial performance of its properties.

         Useful lives of long-lived assets: Property and equipment, and certain other long-lived assets, are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Partnership is not subject to market risk with respect to interest rates, foreign currency exchanges or other market rate or price risk, and we do not hold any financial instruments for trading purposes. As of December 31, 2003, all of the Partnership's debt has a fixed interest rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                   ----

Independent Auditors' Report.....................................................................   25

Report of Independent Auditors...................................................................   26

Report of Independent Public Accountants.........................................................   28

Statement of Net Liabilities in Liquidation as of December 31, 2003 (Liquidation Basis)
and Balance Sheet as of December 31, 2002 (Going Concern Basis)..................................   29

Statement of Changes in Net Liabilities in Liquidation (Liquidation Basis)
for the period from September 30, 2003 through December 31, 2003.................................   30

Statements of Operations for the period from January 1, 2003 through September 30, 2003
and for the years ended December 31, 2002 and 2001 (Going Concern Basis).........................   31

Statements of Changes in Partners' Deficit for the period from January 1, 2003 through
September 30, 2003 and for the years ended December 31, 2002 and 2001 (Going Concern Basis)......   32

Statements of Cash Flows from January 1, 2003 through September 30, 2003
and for the years ended December 31, 2002 and 2001 (Going Concern Basis).........................   33

Notes to Financial Statements....................................................................   34

                          Independent Auditors' Report

To the Partners
Fairfield Inn by Marriott Limited Partnership

We have audited the accompanying statement of net liabilities in liquidation of Fairfield Inn by Marriott Limited Partnership (the "Partnership") as of December 31, 2003, and the statements of operations, changes in partners' deficit and cash flows for the period from January 1, 2003 through September 30, 2003 (Going Concern basis). In addition, we have audited the related statement of changes in net liabilities in liquidation for the period from September 30, 2003 through December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Partnership has reached an agreement with its lender and Marriott International, Inc. and its affiliates to implement a liquidation of all the Partnership's remaining properties, and as a result, the Partnership has changed its basis of accounting to the liquidation basis effective September 30, 2003.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fairfield Inn by Marriott Limited Partnership for the period from January 1, 2003 through September 30, 2003, in conformity with accounting principles generally accepted in the United States of America and its statement of net liabilities in liquidation as of December 31, 2003 and the changes in net liabilities in liquidation for the period from September 30, 2003 through December 31, 2003, applied on the basis described in the preceding paragraph.




                                                   /s/ Imowitz Koenig & Co., LLP


New York, New York
March 25, 2004

                         Report of Independent Auditors


To the Partners
Fairfield Inn by Marriott Limited Partnership

We have audited the accompanying balance sheet of Fairfield Inn by Marriott Limited Partnership as of December 31, 2002, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item l5(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of Fairfield Inn by Marriott Limited Partnership for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated March 18, 2002, included an explanatory paragraph that raised substantial doubt about the Partnership's ability to continue as a going concern. The financial statements on which they reported were before giving effect to the reclassification adjustments and disclosures described in Note 9.

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

                                                              Ernst & Young LLP

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

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
         STATEMENT OF NET LIABILITIES IN LIQUIDATION (LIQUIDATION BASIS)
                             AS OF DECEMBER 31,2003
         AND BALANCE SHEET (GOING CONCERN BASIS) AS OF DECEMBER 31,2002
                                 (in thousands)

                                                                             Liquidation Basis     Going Concern Basis
                                                                                   2003                    2002
                                                                                 --------                --------
ASSETS
Property and equipment, net                                                      $     --                $ 99,626
Properties held for sale                                                          124,972                   1,122
Deferred financing costs, net of accumulated amortization                              --                   1,875
Accounts receivable                                                                 1,162                   1,008
Prepaid insurance and other current assets                                          1,325                   1,270
Inventory                                                                              --                     920
Due from Marriott International, Inc.                                                  --                     387
Property improvement fund                                                           2,156                   2,785
Restricted cash                                                                     1,770                       8
Cash and cash equivalents                                                           3,510                   5,900
                                                                                 --------                --------

Total assets                                                                     $134,895                $114,901
                                                                                 ========                ========


LIABILITIES AND PARTNERS' DEFICIT
Mortgage debt                                                                    $135,311                $137,070
Land Purchase obligation due to Marriott International, Inc                        50,471                      --
Accounts payable and accrued liabilities                                           16,480                   8,546
Due to Marriott International, Inc., its affiliates and other                       2,267                   5,034
Reserved for estimated costs during the period of liquidation                       1,500                      --
                                                                                 --------                --------

Total liabilities                                                                 206,029                 150,650
                                                                                 --------                --------

Net Liabilities in Liquidation                                                   $ 71,134
                                                                                 ========

PARTNERS' DEFICIT
General Partner                                                                                              (307)
Limited Partners                                                                                          (35,442)
                                                                                                         --------

Total partners' deficit                                                                                   (35,749)
                                                                                                         --------
Total liabilities and partners' deficit                                                                  $114,901
                                                                                                         ========

   The accompanying notes are an integral part of these financial statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                               (LIQUIDATION BASIS)
                                 (IN THOUSANDS)


                                                                  Period from
                                                              September 30, 2003
                                                                    through
                                                               December 31, 2003
                                                              ------------------
Net Liabilities in Liquidation as of  September 30, 2003            $41,495
Operating Loss                                                        3,165
Changes in net assets in liquidation:
         Decrease in fair value of real estate                       25,554
           Decrease in inventory value                                  920
                                                                    -------

Net Liabilities in Liquidation as of  December 31, 2003             $71,134
                                                                    =======
























   The accompanying notes are an integral part of these financial statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                 STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
                (in thousands, except Unit and per Unit amounts)

                                               Period January 1
                                                    through
                                                 September 30,    Years Ended December 31,
                                               ----------------   ------------------------
                                                     2003            2002        2001
                                                   --------        --------    --------
REVENUES
Rooms                                              $ 55,288        $ 76,727    $ 81,540
Other                                                   616           2,070       2,325
                                                   --------        --------    --------

Total revenues                                       55,904          78,797      83,865
                                                   --------        --------    --------

OPERATING EXPENSES
Rooms                                                18,879          25,277      26,373
Other department costs and expenses                     877           1,481       1,844
Selling, administrative and other                    19,126          25,799      27,135
                                                   --------        --------    --------

Total property-level costs and expenses              38,882          52,557      55,352

Depreciation                                          8,041           9,465      11,647
Property taxes                                        2,474           3,480       4,048
Fairfield Inn system fee                               --              --         2,409
Ground rent                                           2,512           2,607       2,665
Base management fee                                   1,696           2,404       1,712
Insurance and other                                   2,324           3,009       4,077
Termination of management agreement (Note 8)           --              --        (2,349)
Loss on impairment of long-lived assets (Note 2)     15,326           5,278       3,808
                                                   --------        --------    --------

Total operating expenses                             71,255          78,800      83,369
                                                   --------        --------    --------

OPERATING (LOSS) PROFIT                             (15,351)             (3)        496
Interest expense                                     (8,856)        (12,315)    (12,845)
Interest income                                          46             223         727
Gain on disposition of properties (Note 4)             --             3,547        --
Other income                                           --              --           150
                                                   --------        --------    --------

NET LOSS                                           $(24,161)       $ (8,548)   $(11,472)
                                                   ========        ========    ========

ALLOCATION OF NET LOSS
General Partner                                    $   (241)       $    (85)   $   (115)
Limited Partners                                    (23,920)         (8,463)    (11,357)
                                                   --------        --------    --------
                                                   $(24,161)       $ (8,548)   $(11,472)
                                                   ========        ========    ========

NET LOSS PER LIMITED PARTNER UNIT
(83,337 UNITS)                                     $   (287)       $   (102)   $   (136)
                                                   ========        ========    ========

   The accompanying notes are an integral part of these financial statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                              (GOING CONCERN BASIS)
            For the period January 1, 2003 to September 30, 2003 and
                 For the years ended December 31, 2002 and 2001
                                 (in thousands)

                                             General     Limited
                                             Partner     Partners      Total
                                             --------    --------    --------
Balance, December 31, 2000                   $    (83)   $(13,246)   $(13,329)
Net loss                                         (115)    (11,357)    (11,472)
                                             --------    --------    --------

Balance, December 31, 2001                       (198)    (24,603)    (24,801)
Distribution to partners                          (24)     (2,376)     (2,400)
Net loss                                          (85)     (8,463)     (8,548)
                                             --------    --------    --------

Balance, December 31, 2002                       (307)    (35,442)    (35,749)
Net loss                                         (241)    (23,920)    (24,161)
                                             --------    --------    --------

Balance, September 30, 2003                  $   (548)   $(59,362)   $(59,910)
                                             ========    ========    ========































   The accompanying notes are an integral part of these financial statements.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                 STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
                                 (in thousands)

                                                                                  Period from
                                                                                   January 1
                                                                                    through
                                                                                 September 30,     Years Ended December 31,
                                                                                 -------------  -----------------------------
                                                                                     2003           2002              2001
                                                                                     ----           ----              ----
OPERATING ACTIVITIES
Net loss                                                                          $(24,161)       $(8,548)         $(11,472)
Gain on disposition of properties                                                        --        (3,547)                --
Depreciation                                                                          8,041          9,465            11,647
Amortization of deferred ground rent                                                     --           (23)                --
Amortization of deferred financing costs as interest expense                            351            576               486
Amortization of mortgage debt premium                                                 (137)          (350)             (350)
Loss on impairment of long-lived assets                                              15,326          5,278             3,808
Termination of management agreement                                                      --             --           (2,849)
Changes in operating accounts:
         Due to/from Marriott International, Inc. and affiliates                      1,175          2,554             2,636
         Receivables and other current assets                                           266          1,365           (2,069)
         Accounts payable and accrued liabilities                                     4,030        (1,619)               749
         Change in restricted reserves                                                (486)          1,327             1,518
                                                                                ------------    -----------    --------------

Cash provided by operations                                                           4,405          6,478             4,104
                                                                                ------------    -----------    --------------

INVESTING ACTIVITIES
Additions to property and equipment                                                 (4,288)        (4,155)           (9,190)
Proceeds from sale of properties                                                         --         10,395                --
Change in property improvement fund                                                     739          2,435               269
                                                                                ------------    -----------    --------------

Cash (used in) provided by investing activities                                     (3,549)          8,675           (8,921)
                                                                                ------------    -----------    --------------

FINANCING ACTIVITIES
Repayment of mortgage debt                                                               --       (11,430)           (4,369)
Distribution to partners                                                                 --        (2,400)                --
Payment of ground lease buy-out                                                          --        (2,606)                --
Change in restricted cash                                                           (1,779)          1,792             3,081
                                                                                ------------    -----------    --------------

Cash used in financing activities                                                   (1,779)       (14,644)           (1,288)
                                                                                ------------    -----------    --------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (923)            509           (6,105)

CASH AND CASH EQUIVALENTS at beginning of  period                                     5,900          5,391             7,702
CASH OF THE INNS (Note 9), as restated                                                   --             --             3,794
                                                                                ------------    -----------    --------------
CASH AND CASH EQUIVALENTS at end of period                                          $ 4,977        $ 5,900           $ 5,391
                                                                                ============    ===========    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for mortgage interest                                             $4,666        $11,185          $ 12,730
                                                                                ============    ===========    ==============


   The accompanying notes are an integral part of these financial statements.

NOTE 1. THE PARTNERSHIP

Description of the Partnership

         Fairfield Inn by Marriott Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on August 23, 1989, to acquire, own and operate 50 Fairfield Inn by Marriott properties (the "Inns"), which compete in the economy segment of the lodging industry. Effective August 16, 2001, AP-Fairfield GP LLC, a Delaware limited liability company, became the general partner of the Partnership. During the year ended December 31, 2002, the Partnership sold four of its Inns, two of which leased underlying land from Marriott International, Inc. ("MII").

         On December 5, 2003 as a result of the agreement reached between the Partnership, its lender and MII, the Partnership adopted the liquidation basis of accounting for all periods beginning after September 30, 2003 and accordingly adjusted the assets to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation (see below).

         As of December 31, 2003, the Partnership leased the land underlying 30 of the Inns from MII and certain of its affiliates (the "Ground Leases"). Of the Partnership's 46 Inns, six are located in each of Georgia, North Carolina and Michigan; four in each of Florida and Ohio; and three or less in each of Alabama, California, Illinois, Indiana, Iowa, Kansas, Missouri, South Carolina, Tennessee, Virginia and Wisconsin (see Note 14). Effective November 30, 2001, Sage Management Resources III, LLC ("Sage" or "New Manager"), an affiliate of Sage Hospitality Resources, LLC, began providing management at the properties. See "Restructuring Plan" below. Prior to such date the Inns were managed by Fairfield FMC Corporation (the "Former Manager"), a wholly-owned subsidiary of MII, as part of the Fairfield Inn by Marriott hotel system under a long-term management agreement. Under Sage, the Inns continue to be operated under the Fairfield Inn by Marriott system.

         Inn operations commenced on July 31, 1990 after 83,337 limited partnership interests (the "Units") were sold in a public offering for $1,000 per Unit. Marriott FIBM One Corporation ("FIBM One") contributed $841,788 for a 1% general partnership interest and $1.1 million to establish the initial working capital reserve of the Partnership at $1.5 million. In addition, FIBM One had a 10% limited partnership interest in the Partnership while the remaining 90% of the limited partnership interest is owned by outside parties.

Restructuring Plan and Plan of Liquidation

Restructuring Plan

         As a result of the Partnership's continued decline in operating results, the prior general partner, FIBM One, developed a restructuring plan for the Partnership. In connection with this plan, the consent of limited partners of the Partnership was sought for the transfer by FIBM One of its general partner interest in the Partnership to the current general partner. Effective August 16, 2001, following the receipt of the necessary consent to the transfer of the general partner interest, FIBM One transferred its general partner interest in the Partnership to AP-Fairfield GP LLC, which is affiliated with Apollo Real Estate Advisors, L.P. and Winthrop Financial Associates.

         On November 30, 2001, the Restructuring Plan was implemented as the Partnership (i) replaced MII as the property manager at the Partnership's properties with Sage Management, (ii) entered into new Franchise Agreements with MII, (iii) entered into modifications of the Ground Leases which provided for substantially reduced rent for the year 2002, and an extension of the term to November 30, 2098, (iv) agreed to complete the property improvement plans ("PIPs") required by MII at the properties by no later than November 30, 2003 and (v) MII waived its right to receive the deferred fees then owing to it.

         Also, as part of the Restructuring Plan, the Partnership filed a Form S-1 Registration Statement, in which the Partnership sought to offer its limited partners the right to purchase $23 million in subordinated notes due in 2007 (the "Offering"). The proceeds of the Offering were to have been used for capital improvements at the Inns. However, due to the Partnership's ongoing financial difficulties, and in light of the continued decline in operations, it was determined not to make the Offering and the Registration Statement was withdrawn on January 6, 2003.

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

         The new Franchise Agreements were substantially similar to the prior agreements with MII as they relate to the use of the "Fairfield Inn by Marriott" flag except that it was an event of default under the ground lease if the PIPs were not completed by November 30, 2003. The PIPs were not completed by November 30, 2003. The Partnership's default under the Franchise Agreement also constituted a default under the ground lease and the loan encumbering the Partnership's properties. The Franchise Agreements permit the Inns to be operated as "Fairfield Inns by Marriott." See "The Fairfield Inn by Marriott System" below.

         In addition, as a result of the Partnership's declining operations, the Partnership has failed to meet its debt service payments on its loan encumbering its properties since November 11, 2002. On March 26, 2003, the Partnership received notice from MII as the ground lessor with respect to 30 of the Inns that it was in default under the Ground Leases, due to its failure to pay the full amount due of minimum rentals owed under the Ground Leases beginning in January 2003. On May 9, 2003, the lender exercised its right to cure the default and paid the non-subordinated ground rent owed under the Ground Leases through March 2003. On behalf of the Partnership, the lender has continued to pay the non-subordinated ground rent under the Ground Leases through December 2003.

Plan of Liquidation

         As a result of these defaults, the Partnership engaged in discussions with its lender as well as MII to seek a further restructuring of the Partnership's debt and ground lease. Effective December 5, 2003, the Partnership entered into an agreement with its lender and MII which provides that the lender and MII will forbear in the exercise of their remedies under the relevant documents due to the then existing defaults, including the non-payment of debt service and ground rent and the failure to complete required MII PIPs on a timely basis, all due to a lack of operating revenues, and to implement a liquidation of the Partnership's Inns. In exchange for the agreement to liquidate, the lender has agreed to pay the Partnership: (i) $65,217 per Inn sold, payable upon the sale of each Inn, and (ii) an additional amount equal to 10% of the aggregate net sale proceeds from the sale of all Inns in excess of a graduated incentive fee base, plus any additional amounts the lender advances in connection with the liquidation process. At present, it is not expected that the Inns will generate gross sales proceeds in excess of the threshold amount. It is anticipated that the lender will advance funds to: (a) permit capital improvements to be conducted at the Inns, which is required by MII, and will also increase the marketability of the Inns for sale, and (b) fund operating expenses, including payment of real estate taxes, as a result of insufficient operating revenue. In the event all the Inns are not sold by April 1, 2005, the Partnership has agreed to allow the lender to exercise its rights under the loan documents, which may include foreclosure, without interference from the Partnership. Accordingly, if all of the Inns are not sold by April 1, 2005, it is likely that the remaining Inns will be lost to the lender through foreclosure.

In connection with the agreement, an affiliate of MII, as ground lessor, agreed to waive up to $1.2 million of ground rent for a period of up to one year, and any additional ground rent due in excess of $1.2 million will be deferred until the earlier of: (i) the sale of an Inn, or (ii) April 1, 2005; provided, however that in the event a default arises under the agreements reached with MII at any time, all ground rent shall become immediately due and payable. MII, as franchisor, has agreed that for those Inns that will remain in the Fairfield Inn by Marriott system, the property improvement plans are not required to be completed until April 1, 2005, however the work must be commenced by September 1, 2004, and has also agreed to waive any liquidated damages that otherwise may be due to MII arising from the early termination of a franchise agreement due to the sale of an Inn through September 1, 2004, and thereafter reduced the amount to $25,000 per property for Inns sold between September 1, 2004 and November 30, 2004. In exchange for these ground rent and franchise termination fee concessions, the Partnership has agreed to remove 12 of the Inns, as identified by MII, from the Fairfield Inn by Marriott system no later than September 1, 2004 and keep six of the Inns, as identified by MII, in the Fairfield Inn by Marriott system. The remaining Inns can be sold either as a Fairfield Inn by Marriott or without the franchise agreement. In the event PIPs are not completed by April 1, 2005 for any Inn not sold, it will result in a default under the MII agreements and permit MII to terminate the franchise agreements. Further, upon the termination of any franchise agreement, the Partnership must purchase MII's interest under all Ground Leases.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Due to the agreement reached between the Partnership, its lender and MII on December 5, 2003, the Partnership adopted the liquidation basis of accounting for all periods beginning after September 30, 2003. In accordance with the liquidation basis of accounting, the Partnership adjusted its assets to their estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on current contracts, estimates and other indication of sales value net of estimated selling costs (including brokerage commissions, transfer taxes, legal costs). Actual values realized for assets and settlements of liabilities may differ materially from the amounts estimated. However, in accordance with FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", the non-recourse mortgage debt and related mortgage premium were not adjusted to its estimated settlement amount as the Partnership has not been legally released from being the primary obligor under the mortgage debt. Accordingly, the outstanding mortgage balance and accrued and unpaid interest will continue to be presented at its historical basis.

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

Revenue Recognition

Prior to the adoption of the liquidation basis of accounting, revenue was generally recognized as services were performed.

Property and Equipment

Prior to the adoption of the liquidation basis of accounting, property and equipment was recorded at cost. Depreciation was computed using the straight-line method over the estimated useful lives of the assets, which is generally 30 years for building, leasehold and land improvements, and 4 to 10 years for furniture and equipment. All property and equipment is pledged as security for the mortgage debt.

The Partnership assessed impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties was expected to be less than their net book value. If a property was impaired, its basis was adjusted to its estimated fair value. The Partnership recorded an impairment charge of $15.3 million, $5.3 million, and $3.8 million for the nine months ended September 30, 2003 and for the years ended December 31, 2002 and 2001, respectively.

Deferred Financing Costs

Upon the adoption of the liquidation basis of accounting, deferred financing costs of $1.5 million were written off to reflect the balances at their net realizable value.

Restricted Cash

The Partnership was required to establish certain reserves pursuant to the terms of the mortgage debt (see Note 6).

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Real Estate Held for Sale and Adjustment to Liquidation Basis of Accounting

         As a result of the agreement reached between the Partnership, its lender and MII, the Partnership adopted the liquidation basis of accounting and accordingly adjusted the assets to estimated net realizable value, and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs (including brokerage commissions, transfer taxes, legal costs). Additionally, the Partnership suspended recording any further depreciation expense.

The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated. Significant differences may occur based upon local economic market conditions which have resulted in weaker 2004 operating results at some of the hotels.

Reserve for Estimated Costs during the Period of Liquidation

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

Ground Rent

         Certain Inns are subject to Ground Leases with MII that provide for annual minimum rents. Initially, the Ground Leases included scheduled increases in minimum rents per property. These scheduled rent increases, which were included in minimum lease payments, were recognized by the Partnership on a straight-line basis over the first ten years of the leases. As of year end 2000, all deferred straight-line ground rent had been recognized. For the remaining life of the leases, the minimum rentals were to be adjusted every five years based on changes in the Consumer Price Index, and prior to the adoption of liquidation basis accounting, were expensed as incurred.

         Upon modification of the ground lease with MII effective November 30, 2001, ground rent of $2.2 million was forgiven and minimum rentals for 2002 were reduced to $100,000. The excess of ground rent expense recognized over the 2002 rental payments of $100,000 required by the lease agreement of $2.5 million was deferred at December 31, 2002. Prior to the adoption to the liquidation basis of accounting, these amounts were amortized on a straight line basis over the terms of the ground lease.

         Upon the adoption of the liquidation basis of accounting, subordinated unpaid ground rent of $2.7 million was written off to reflect the balance at its net realizable value.

         On March 26, 2003, the Partnership received notice from MII that it was in default under the ground lease agreements due to its failure to pay the full amount due of minimum rentals owed under the Ground Leases beginning in January 2003. On May 7, 2003, the Partnership received notice from MII that the Ground Leases would be terminated effective June 15, 2003 for nonpayment. On May 9, 2003, the lender exercised its right to cure the default and paid the non-subordinated ground rent owed under the Ground Leases through March 2003. On behalf of the Partnership, the lender has continued to pay the non-subordinated ground rent under the Ground Leases through December 2003. The Partnership has recognized the obligation to repay the lender for these advances.

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

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections," updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. This statement had no effect on the Partnership's financial statements.

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. This statement had no effect on the Partnership's financial statements.

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

         FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FASB issued a revision to Interpretation No. 46 ("46R") to clarify some of the provisions of Interpretation No. 46, and exempt to certain entities from its requirements. The provisions of the interpretation need to be applied no later than December 31, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. This interpretation had no effect on the Partnership's financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial reporting and accounting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133,
(2) clarifies when a derivative contains a financing component, (3) amends the definition of an Underlying to conform it to language used in FASB Interpretation No. 45 and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts either as derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June

30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as contracts entered into after June 30, 2003. This statement has no effect on the Partnership's financial statements.

         In May 2003, the issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under pervious guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative of the entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structures of all entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. This statement has no effect on the Partnership's financial statements.


NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2002 (in thousands):

   Land and improvements                                          $ 13,425
   Building and leasehold improvements                             154,198
   Furniture and equipment                                          66,466
   Construction in progress
                                                                     3,002
                                                                   237,091

   Less accumulated depreciation and amortization                 (137,465)
                                                                  --------
                                                                  $ 99,626
                                                                  ========


NOTE 4.  REAL ESTATE HELD FOR SALE

The following table is a summary of the Partnership's real estate held for sale (in thousands):

                                                            December 31,
                                                            ------------
                                                      2003              2002
                                                      ----              ----

Real Estate Held for Sale                           $124,972           $1,122
                                                    ========           ======



As of December 31, 2003 the Partnership owned 46 Inns located in 16 states (see
Note 14).

No properties were sold during 2003.

On July 29, 2002, the Partnership sold one of its Inns located in Montgomery, Alabama (previously classified as property held for sale on the accompanying balance sheet) for $3.1 million. The net proceeds from the sale of approximately $2.9 million were applied toward the Partnership's mortgage debt, in accordance with the terms of the loan agreement. The Partnership recognized a gain on the sale of approximately $2.1 million.

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

NOTE 6. DEBT

As of November 11, 2002, the Partnership is in default under the mortgage loan agreement due to its failure to pay the regularly scheduled debt service payment due on that date. In 1997, the Partnership's mortgage debt was refinanced and increased to $165.4 million. The mortgage debt is non-recourse, bears interest at a fixed rate of 8.40% and required monthly payments of $1.4 million of principal and interest based upon a 20-year amortization schedule for a 10-year term which was scheduled to expire January 11, 2007. Thereafter, until the final scheduled maturity date of January 11, 2017, interest was to be payable at an adjusted rate, and all excess cash flow was to be applied toward principal amortization. The lender securitized the loan through the issuance and sale of commercial mortgage backed securities.

In connection with the December 5, 2003 agreement described above, the Partnership adopted the liquidation basis of accounting for all periods beginning after September 30, 2003. In accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. However, in accordance with FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", the non-recourse mortgage debt and related mortgage premium were not adjusted to its estimated settlement amount as the Partnership has not been legally released from being the primary obligor under the mortgage debt. Accordingly, the outstanding mortgage balance and accrued and unpaid interest will continue to be presented at its historical basis.

In exchange for the agreement to liquidate, the lender has agreed to pay the
Partnership: (i) $65,217 per Inn sold, payable upon the sale of each Inn, and (ii) an additional amount equal to 10% of the aggregate net sale proceeds from the sale of all Inns in excess of a graduated incentive fee base, plus any additional amounts the lender advances in connection with the liquidation process. At present, based upon management's estimates, the sale of the Inns will not generate gross sales proceeds in excess of the threshold amount. It is anticipated that the lender will advance funds to: (a) permit capital improvements to be conducted at the Inns, which is required by MII, and will also increase the marketability of the Inns for sale, and (b) fund operating expenses, including payment of real estate taxes, as a result of insufficient operating revenue. In the event all the Inns are not sold by April 1, 2005, the Partnership has agreed to allow the lender to exercise its rights under the loan documents, which may include foreclosure, without interference from the Partnership.

The mortgage premium of $3.5 million is being amortized based on a 20-year amortization schedule for a 10-year term, subject to adjustments for Inn sales, expiring January 11, 2007. Accumulated amortization of the mortgage premium at December 31, 2003 and 2002 was $2.3 million and $2.1 million, respectively, resulting in an unamortized balance of $1.2 million and $1.4 million, respectively.

The mortgage debt is secured by first mortgages on all of the Inns, the land on which they are located, or an assignment of the Partnership's interest under the Ground Leases, including ownership interest in all improvements thereon, fixtures and personal property related thereto.

Reserves

The Partnership was required by the lender to establish various reserves for capital expenditures, working capital, debt service and insurance needs.

The balances in those reserves as of December 31 are as follows (in thousands):

                                                           2003     2002
                                                           ----     ----

       Taxes and insurance reserve                       $1,517       $-
       Ground rent reserve                                  253        8
                                                         ------      ---
       Total restricted cash                             $1,770      $ 8
                                                         ======      ===

NOTE 7. GROUND LEASES

The land on which 30 of the Inns are located is leased from MII or its affiliates. The Ground Leases, prior to the amendment discussed below, expired on November 30, 2088 and provided that, other than in 2002, the Partnership would pay annual rents equal to the greater of a specified minimum rent for each property or a percentage rent based on gross revenues of the Inn operated thereon. The minimum rentals were adjusted at various anniversary dates through 2000, as defined in the agreements. The minimum rentals were adjusted every five years for the remaining life of the leases based on changes in the Consumer Price Index. The percentage rent, which also varied from property to property, was fixed at predetermined percentages of gross revenues that increase over time.

On March 26, 2003, the Partnership received notice from MII that it was in default under the Ground Leases due to its failure to pay the full amount due of minimum rentals owed under the Ground Leases beginning in January 2003. On May 7, 2003, the Partnership received notice from MII that the Ground Leases would be terminated effective June 15, 2003 for nonpayment. On May 9, 2003, the lender exercised its right to cure the default and paid the non-subordinated ground rent owed under the Ground Leases through March 2003. On behalf of the Partnership, the lender has continued to pay the non-subordinated ground rent under the Ground Leases through December 2003. The Partnership has recognized the obligation to repay the lender for these advances.

In connection with the December 5, 2003 agreement described above, an affiliate of MII, as ground lessor, agreed to waive up to $1.2 million of ground rent for a period of up to one year, and any additional ground rent due in excess of $1.2 million will be deferred until the earlier of: (i) the sale of an Inn, or (ii) April 1, 2005; provided, however that in the event a default arises under the agreements reached with MII at any time, all ground rent shall become immediately due and payable.

Total rental expense on the Ground Leases was $2.5 million, $2.6 million, and $2.7 million for the period January 1 through September 30, 2003 and the years ended December 31, 2002 and 2001, respectively.

Under the Ground Leases, the Partnership pays all costs, expenses, taxes and assessments relating to the Inns and the underlying land, including real estate taxes. The Ground Leases provide that the Partnership has a first right of refusal in the event the applicable ground lessor decides to sell the leased premises. Upon expiration or termination of the Ground Leases, title to the applicable Inn and all improvements reverts to the ground lessor.

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

The Former Manager was required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all managed or owned Inns in the Fairfield Inn by Marriott hotel system. Costs and expenses incurred in providing such services were allocated among all domestic Fairfield Inn by Marriott hotels managed, owned or leased by MII or its subsidiaries, based upon one or a combination of the following: (i) percent of revenues, (ii) total number of hotel rooms, (iii) total number of reservations booked, and (iv) total number of management employees. The Inns also participated in MII's Marriott Rewards Program ("MRP"). The cost of this program was charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP revenues at each hotel. The total amount of chain services and MRP costs allocated to the Partnership for the period January 1 through September 30, 2003 and the year ended December 31, 2002 was $3.6million and $5.0 million, respectively. In addition, MII maintains a marketing fund to pay the costs associated with certain system-wide advertising, marketing, sales, promotional and public relations materials and programs. Each Inn within the system contributes approximately 2.5% (for 2003and
2002) and 2.4% (for 2001 and prior) of gross Inn revenues to the marketing fund. For the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, the Partnership contributed $1.4 million, $1.9 million and $1.9 million, respectively, to the marketing fund.

Pursuant to the terms of the Management Agreement, the Partnership was required to provide the Former Manager with working capital and supplies to meet the operating needs of the Inns. The Former Manager converted cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which were maintained and controlled by the Former Manager. This advance earned no interest and remained the property of the Partnership throughout the term of the Management Agreement. The Partnership was required to advance upon request of the Former Manager any additional funds necessary to satisfy the needs of the Inns as their operations required from time to time. Upon termination of the Management Agreement, the Former Manager returned to the Partnership all unused working capital and supplies. At the inception of the Partnership, $1 million was advanced to the Former Manager for working capital and supplies which was included in Due from Marriott International, Inc. and affiliates. Effective with the termination of the Management Agreement, the working capital was turned over to the new manager and represents inventory.

NOTE 9. NEW MANAGEMENT AGREEMENT

Effective November 30, 2001, the Partnership retained Sage, an independent hotel management company, to manage its Inns under separate management agreements for each Inn.

The management agreements have a term of five years and provide that the Inns will be operated as part of the Fairfield Inn by Marriott franchise system, and that Sage will be responsible for the day-to-day operation of the Inns. The Partnership has the right to terminate a management agreement under certain circumstances, including a change in control of Sage, the sale of all the Inns (in which event a termination fee may be payable) or Sage's failure to achieve certain performance levels during the third year of the agreement, unless such failure is due to circumstances beyond Sage's control. Sage may terminate a management agreement under certain circumstances, including the Partnership's failure to provide sufficient working capital for the operation of an Inn.

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

Following is a summary of the working capital components affected by the revision at December 31, 2001 (in thousands):

                                       Balance Sheet
                                      as previously                Balance Sheet
                                         reported     Adjustments     Revised
                                      --------------  -----------  -------------

Accounts receivable                     $   --          $    598      $    598
Due from Manager                           1,069             400         1,469
Cash                                       1,597           3,794         5,391
Due from Marriott International,
Inc.                                        --               387           387
Prepaid insurance and other
current assets                              --             1,576         1,576
Accounts payable                          (3,660)         (6,755)      (10,415)
                                        --------        --------      --------
                                        $   (994)       $   --        $   (994)
                                        ========        ========      ========

NOTE 10. FRANCHISE AGREEMENTS

Effective November 30, 2001, the Partnership entered into Franchise Agreements with MII for each Inn, which permitted the Partnership to continue to use the Fairfield Inn by Marriott brand.

Under the new Franchise Agreements, the Partnership was required to pay the following fees for each Inn:

         o a $10,000 non-refundable application fee per inn to cover MII's application processing expenses;

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

In addition, the Partnership was required to deposit 7% of each Inn's gross monthly revenues into an escrow account to be applied towards capital improvements. Prior to the agreements entered into effective December 5, 2003, between the Partnership, its lender and MII, the Partnership was in default under the franchise agreements with MII due to its failure to make its property improvement fund contributions beginning in September 2002, which also resulted in technical default under the mortgage loan agreement.

Each new franchise agreement included a termination fee to MII if the franchise for a particular Inn is terminated. To facilitate a potential sale, the Partnership was not required to pay the termination fee on five of eight specified inns if the Inns had been sold within 18 months of the date of the franchise agreements. Each franchise agreement had a 10-year term. The Partnership had the option to renew each agreement for two additional five-year periods subject to its successful maintenance of brand standards and compliance with all of the material terms of the agreement.

As a condition to entering into the franchise agreements, an affiliate of the Partnership's general partner had guaranteed the Partnership's obligations to pay the termination fees under certain circumstances that may come due under the agreements up to a maximum of $25 million and up to a maximum of $10 million on the Partnership's other obligations under the agreements.

As described above, in connection with the agreements entered into effective December 5, 2003, MII, as franchisor, has agreed to the plan of liquidation and has agreed that for those Inns that will remain in the Fairfield Inn by Marriott system, the property improvement plans are not required to be completed until April 1, 2005, however the work must be commenced by September 1, 2004, and has also agreed to waive any liquidated damages that otherwise may be due to MII arising from the early termination of a franchise agreement due to the sale of an Inn through September 1, 2004, and thereafter reduced the amount to $25,000 per property for Inns sold between September 1, 2004 and November 30, 2004. In exchange for these ground rent and franchise termination fee concessions, the Partnership has agreed to remove 12 of the Inns, as identified by MII, from the Fairfield Inn by Marriott system no later than September 1, 2004 and keep six of the Inns, as identified by MII, in the Fairfield Inn by Marriott system. The remaining Inns can be sold either as a Fairfield Inn by Marriott or without the franchise agreement. In the event PIPs are not completed by April 1, 2005 for any Inn not sold, it will result in a default under the MII agreements, and permit MII to terminate the franchise agreements. Further, upon the termination of any franchise agreement, the Partnership must purchase MII's interest under all Ground Leases.

NOTE 11. TAXABLE LOSS

The Partnership's taxable loss differs from the net loss for financial reporting purposes for the years ended December 31, 2002 and 2001, as follows (in thousands):

                                                             2002        2001
                                                           --------    --------

Net loss income for financial reporting purposes           $ (8,548)   $(11,472)
         Gain from property and equipment sales              (6,226)       --
         Depreciation and amortization                            3       1,266
         Impairment charges                                   5,278       3,808
         Incentive fees                                        --        (2,849)
         Ground rent                                          2,532        --
         Difference in capitalized items                        342       1,058
         Other                                                  (29)        151
                                                           --------    --------
Taxable loss                                               $ (6,648)   $ (8,038)
                                                           ========    ========

The Partnership's taxable loss was $12,552,000 for the year ended December 31, 2003.

NOTE 12. RELATED PARTY TRANSACTIONS

The Partnership pays Winthrop Financial Associates ("WFA"), an affiliate of the general partner, a monthly fee of $30,000 to cover various administrative services provided on the Partnership's behalf. For the nine months ended September 30, 2003 and for the years ended December 31, 2002 and 2001, $270,000, $360,000 and $12,000 were expensed for these services, respectively. For the year ended December 31, 2003, WFA was paid $360,000.

NOTE 13.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                The following summary represents the results of operations for each quarter in 2003 and 2002:

                  (In thousands, except units amounts)

                                                  QUARTERS ENDED

                                                   March 31       June 30         September 30     December 31
                                                 -----------     ----------       -----------     ------------
                2003
                ----

                Revenues                         $    15,806     $   19,644       $    20,454     $          0
                                                 ===========     ==========       ===========     ============
                Net loss                         $   (6,644)(4)  $  (2,671)(5)    $  (14,846)(6)  $          0
                                                 ===========     ==========       ===========     ============
                Net loss per
                  limited partner unit           $      (79)     $     (32)       $     (176)     $          0
                                                 ===========     ==========       ===========     ============

                2002
                ----

                Revenues                         $    18,024     $   23,932       $    21,432      $    15,409
                                                 ===========     ==========       ===========      ===========
                Net income (loss)                $   (2,607)     $    1,252       $   (4,192)(1,3) $   (3,001)(2)
                                                 ===========     ==========       ============     ===========
                Net income (loss) per
                  limited partner unit           $      (31)     $       15       $      (50)      $      (36)
                                                 ===========     ==========       ===========      ===========

(1)  Includes gain of disposal of real estate of $2.5 million.
(2)  Includes gain of disposal of real estate of $1.0 million.
(3)  Includes loss on impairment of long-lived assets of $5.3 million.
(4)  Includes loss on impairment of long-lived assets of $2.0 million.
(5)  Includes loss on impairment of long-lived assets of $892,000.
(6)  Includes loss on impairment of long-lived assets of $12.5 million.

NOTE 14. SUBSEQUENT EVENTS

On March 24, 2004, the Partnership sold its inn located in Norcross, Georgia for $1.5 million. After closing costs and the payment to the Partnership of the $65,217 as agreed to under the liquidation plan, the net proceeds from the sale of approximately $1.3 million were applied toward the Partnership's mortgage debt. The Partnership recognized a loss of the sale of $3,000.

On March 25, 2004, the Partnership sold its inns located in Buena Park and Placentia, California for an aggregate price of $8.75 million. After payment for the purchase of the ground for $3.6 million, closing costs and the payment to the Partnership of $130,434, as agreed to under the liquidation plan, the net proceeds from the sale of approximately $4.5 million were applied toward the Partnership's mortgage debt. The Partnership recognized a loss of the sale of $7,000.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including the General Partner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 21, 2004, the Registrant dismissed Ernst & Young, LLP as independent auditor. Ernst & Young LLP's report on the Registrant's financial statements for the fiscal year ended December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion, but was modified due to uncertainty about the Registrant's ability to continue as a going concern.

During the Registrant's 2002 year and through January 21, 2004, there were: (i) no disagreements with the Ernst & Young LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the Ernst & Young LLP's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such year; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Effective January 21, 2004, the board of directors of the manager of the Registrant's general partner approved the engagement of Imowitz Koenig & Co., LLP as the Registrant's independent auditors for the fiscal year ending December 31, 2003. The Registrant did not consult Imowitz Koenig & Co., LLP regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K prior to January 21, 2004.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

         The Partnership has no directors or executive officers. The general partner of the Partnership is AP-Fairfield GP LLC, a Delaware limited liability company. The general partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2004, the names of the executive officers of manager of the general partner and the position held by each of them are as follows:

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

         Mr. Ashner, age 51, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership and its affiliates ("WFA"), since January 1996. Mr. Ashner is also the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of The Newkirk Master Limited Partnership ("Newkirk") as well as the Chief Executive Officer of each of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., three separate publicly traded real estate investment trusts listed on the American Stock Exchange and that are currently liquidating, and First Union Real Estate Equity and Mortgage Investments ("First Union"), a real estate investment trust listed on the New York Stock Exchange. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies: Greate Bay Hotel and Casino Inc., a hotel and casino operator, Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

         Mr. Braverman, age 52, has been the Executive Vice President of WFA since January 1996. Mr. Braverman is also the Executive Vice President of Newkirk as well as each of Shelbourne I, II and III and First Union. Mr. Braverman also currently serves on the Board of Director of each of Shelbourne Properties I, II and III.

         Ms. Tiffany, age 37, has been the Chief Operating Officer of WFA since December 1997. Ms. Tiffany is also the Vice President, Treasurer, Secretary and Chief Financial Officer of Shelbourne Properties I, II and III, and the Chief Operating Officer and Secretary of Newkirk and First Union

         Mr. Staples, age 48, has been has been with WFA since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of First Union and Newkirk and is the Assistant Treasurer of Shelbourne Properties I, II and III. Mr. Staples is a certified public accountant.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners.

         Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2004:

           Name of Beneficial Owner    Number of Units owned       % of Class
           ------------------------    ---------------------       ----------

            AP-Fairfield LP, LLC(1)            18,554                22.26%

(1) The principal business address of the listed entity, which is an affiliate of the general partner, is 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.

         (b) Security Ownership of Management.

         At March 1, 2004, AP-Fairfield LP, LLC, an affiliate of the general partner, owned 18,554 Units representing approximately 22.26% of the total number of Units outstanding. Neither the general partner, nor any officer, director, manager or member thereof, or any of their affiliates owned any Units.

         (c) Changes in Control.

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership pays Winthrop Financial Associates, an affiliate of the general partner, a monthly fee of $30,000 to cover various administrative services provided on the Partnership's behalf. For the year ended December 31, 2003, $360,000 was paid for these services.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Managing General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit Fees. The Partnership was billed by Imowitz Koenig & Co., LLP audit fees of approximately $67,000 for the year ended December 31, 2003. The Partnership was billed by Ernst & Young, LLP audit fees of approximately $108,500 for the year ended December 31, 2002.

Audit Related Fees. The Partnership was billed by Imowitz Koenig & Co., LLP audit related fees of $0 for the year ended December 31, 2003. The Partnership was billed by Ernst & Young, LLP audit related fees of approximately $13,577 for the year ended December 31, 2002

Tax Fees. The Partnership was billed by Imowitz Koenig & Co., LLP tax fees of approximately $33,000 for the year ended December 31, 2003. The Partnership was billed by Ernst & Young, LLP tax fees of approximately $28,500 for the year ended December 31, 2002.

Other Fees. The Partnership did not pay any other fees to Imowitz Koenig & Co., LLP for the year ended December 31, 2003 nor did it pay any other fees to Ernst & Young, LLP for the year ended December 31, 2002.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements: see Index to Financial Statements in Item 8.

(a)(2)   Financial Statement Schedule:

         All Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)   Exhibits:

         See Exhibit Index

(b)      Reports on Form 8-K:

         The Partnership filed the following reports on Form 8-K during the last quarter of the fiscal year:

         No Current Reports on Form 8-K were filed by the Partnership during the three month period ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                               By: AP-Fairfield GP LLC
                                   General Partner

                                   By: AP-Fairfield Manager Corp.
                                       Manager


         Dated: March 30, 2004         By: /s/ Michael L. Ashner
                                           ----------------------
                                           Michael L. Ashner
                                           President and Director
                                           (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.



         Dated: March 30, 2004         By: /s/ Michael L. Ashner
                                           ----------------------
                                           Michael L. Ashner
                                           President and Director
                                           (Principal Executive Officer)



         Dated: March 30, 2004         By: /s/ Thomas Staples
                                           -------------------
                                           Thomas Staples
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

 No.     Exhibit                                                                                            Page
 ---     -------                                                                                            ----
 2.1     Amended and Restated Agreement of Limited Partnership of Fairfield Inn by Marriott Limited          (1)
         Partnership by and among Marriott FIBM One Corporation (General Partner), Christopher, G.
         Townsend (Organizational Limited Partner), and those persons who become Limited Partners
         (Limited Partners) dated July 31, 1990.

 2.2     First Amendment to Amended and Restated Agreement of Limited Partnership dated as of December       (2)
         28, 1998.

10.1     Loan Agreement between Fairfield Inn by Marriott Limited Partnership and Nomura Asset Capital       (1)
         Corporation dated January 13, 1997.

10.2     Secured Promissory Note made by Fairfield Inn by Marriott Limited Partnership (the "Maker")         (1)
         to Nomura Asset Capital Corporation (the "Payee") dated January 13, 1997.

10.3     Form of Ground Lease                                                                                (1)

10.4     2003 Omnibus Agreement, dated December 5, 2003, among Marriott International, Inc., Big Boy         (5)
         Properties, Inc., Fairfield Inn By Marriott Limited Partnership, Lasalle Bank, N.A., Sage
         Management Resources III, LLC, and Winthrop Financial Associates, A Limited Partnership

10.5     Third Amendment to Loan Agreement, dated December 5, 2003 between Fairfield Inn by Marriott         (5)
         Limited Partnership, and Clarion Partners, LLC, as Special Servicer on behalf of LaSalle Bank
         National Association, a national banking association, as trustee, in respect of the Asset
         Securitization Corporation Commercial Mortgage Pass-Through Certificates Series 1997-MD VII
         Securitization.

12.1     Statements re: Computation of Ratio of Earnings to Fixed Charges                                    56

16.1     Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 20, 2002.       (4)

16.2     Letter from Ernst & Young LLP to the Securities and Exchange Commission dated January 21, 2004      (6)

  31     Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                            57

  32     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                             59

99.1     Confirmation of Receipt of Assurances from Arthur Anderson LLP                                      (3)

(1) Incorporated by reference to the Registrant's Form 10 filed on January 29, 1998.
(2) Incorporated by reference to the Registrant's Form 10/A filed on April 11, 2001.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10K filed for the year ended December 31, 2001.
(4) Incorporated by reference to the Registrant's Current Report on Form 8K filed May 20, 2002.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10Q filed for the three month period ended September 30, 2003.
(6) Incorporated by reference to the Registrant's Current Report on Form 8K filed January 22, 2004.