Form 10-Q
period 2004-03-31
FAIRFIELD INN BY MARRIOTT LTD PARTNERSHIP
filed 2004-05-14
CIK 855103

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


For the Quarter Ended March 31, 2004                 Commission File No. 0-16728


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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]      No [X]

Indicated by check whether registrant is an accelerated filer (as identified in Rule 12b-2 of the Exchange Act).
Yes [ ]      No [X]

================================================================================

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
================================================================================



                                TABLE OF CONTENTS

                                                                                                          PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Statements of Net Liabilities in Liquidation (Liquidation Basis) as of March 31, 2004
                  and December 31, 2003                                                                       3

         Statement of Changes in Net Liabilities in Liquidation (Liquidation Basis) for the period
                  from January 1, 2004 through March 31, 2004                                                 4

         Condensed Statement of Operations (Going Concern Basis) for the three months ended
                  March 31, 2003                                                                              5

         Condensed Statement of Cash Flows (Going Concern Basis) for the three months ended
                  March 31, 2003                                                                              6

         Notes to Condensed Financial Statements                                                              7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                          14

Item 4.  Controls and Procedures                                                                             14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                                                    15

SIGNATURE                                                                                                    16

EXHIBIT INDEX AND CERTIFICATIONS                                                                             17

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
        STATEMENTS OF NET LIABILITIES IN LIQUIDATION (LIQUIDATION BASIS)
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                                                      Liquidation Basis

                                                                                    March 31,    December 31,
                                                                                      2004          2003
                                                                                   (unaudited)
                                                                                   -----------   -----------

ASSETS
     Properties held for sale                                                      $   114,736   $   124,972
     Accounts receivable                                                                 1,112         1,162
     Prepaid insurance and other current assets                                            983         1,325
     Property improvement fund                                                           1,819         2,156
     Restricted cash                                                                     8,421         5,280
                                                                                   -----------   -----------
              Total Assets                                                         $   127,071   $   134,895
                                                                                   ===========   ===========

LIABILITIES
     Mortgage debt in default, net                                                 $   135,004   $   135,311
     Due to Marriott International, Inc., affiliates and other in default                2,649         2,267
       Land purchase obligation due to Marriott International, Inc.                     45,010        50,471
     Accounts payable and accrued liabilities                                           15,098        16,480
       Reserve for estimated costs during the period of liquidation                      1,500         1,500
                                                                                   -----------   -----------

             Total Liabilities                                                         199,261       206,029
                                                                                   -----------   -----------

               Net Liabilities in Liquidation                                      $    72,190   $    71,134
                                                                                   ===========   ===========

   The accompanying notes are an integral part of these financial statements

                 FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                               (LIQUIDATION BASIS)
                            (UNAUDITED, IN THOUSANDS)


                                                                   Period from
                                                                 January 1, 2004
                                                                     through
                                                                  March 31, 2004
                                                                 ---------------
Net Liabilities in Liquidation as of  January 1, 2004             $     71,134
Operating Loss                                                           1,583
Changes in Net Liabilties in Liquidation:
         Increase in fair value of real estate                            (527)
                                                                  ------------
Net Liabilities in Liquidation as of March 31, 2004               $     72,190
                                                                  ============



   The accompanying notes are an integral part of these financial statements

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
             CONDENSED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
           (UNAUDITED, IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)


                                                             Three Months Ended
                                                                  March 31,
                                                                    2003
                                                             -------------------
REVENUES
     Rooms                                                       $   15,589
     Other inn revenues                                                 217
                                                                 ----------
                                                                     15,806
                                                                 ----------
OPERATING EXPENSES
     Rooms                                                            5,637
     Other department costs and expenses                                296
     Selling, administrative and other                                6,194
     Depreciation                                                     2,376
     Ground rent, taxes and other                                     2,604
     Base management fee                                                479
     Loss on impairment of long-lived assets                          1,958
                                                                 ----------
                                                                     19,544
                                                                 ----------

OPERATING LOSS                                                       (3,738)

     Interest expense                                                (2,920)
     Interest income                                                     14
                                                                 ----------
NET LOSS                                                         $   (6,644)
                                                                 ==========

ALLOCATION OF NET LOSS
     General Partner                                             $      (66)
     Limited Partners                                                (6,578)
                                                                 ----------

                                                                 $   (6,644)
                                                                 ==========

NET LOSS PER LIMITED PARTNER UNIT   (83,337 Units)               $      (79)
                                                                 ==========


   The accompanying notes are an integral part of these financial statements

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
             CONDENSED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)
                            (UNAUDITED, IN THOUSANDS)

                                                                          Three Months
                                                                        Ended March 31,
                                                                             2003
                                                                        ---------------
OPERATING ACTIVITIES
     Net loss                                                            $     (6,644)
     Depreciation                                                               2,376
     Loss on impairment of long-lived assets                                    1,958
     Amortization of deferred financing costs                                     117
     Amortization of mortgage debt premium                                        (46)
     Changes in operating accounts                                              3,492
                                                                         ------------
         Cash provided by operating activities                                  1,253
                                                                         ------------

INVESTING ACTIVITIES
     Additions to property and equipment                                       (1,691)
                                                                         ------------
         Cash used in investing activities                                     (1,691)
                                                                         ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                            (438)

CASH AND CASH EQUIVALENTS at beginning of period                                5,900
                                                                         ------------
CASH AND CASH EQUIVALENTS at end of period                               $      5,462
                                                                         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for mortgage interest                                     $       --
                                                                         ============


   The accompanying notes are an integral part of these financial statements

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

Fairfield Inn by Marriott Limited Partnership, a Delaware limited partnership (the "Partnership"), owns 42 Fairfield Inn by Marriott properties (the "Inns") located in sixteen states within the contiguous United States. The Partnership leases the land underlying 28 of the Inns from Marriott International, Inc. ("MII") and certain of its affiliates. Effective November 30, 2001, Sage Management Resources III, LLC ("Sage"), an affiliate of Sage Hospitality Resources, LLC, began providing management at the properties. Prior to such date, the Inns were managed by Fairfield FMC Corporation, a wholly-owned subsidiary of MII, as part of the Fairfield Inn by Marriott hotel system under a long-term management agreement. Under Sage, the Inns continue to be operated under the Fairfield Inn by Marriott system.

On December 5, 2003, as a result of the agreement reached between its lender and MII, the Partnership adopted the liquidation basis of accounting for all periods beginning after September 30, 2003 and accordingly adjusted the assets to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation.

2.       PLAN OF LIQUIDATION

Effective December 5, 2003, the Partnership entered into an agreement with its lender as well as MII, which provides that the lender and MII will forbear in the exercise of their remedies under the relevant documents due to certain existing defaults, including the non-payment of debt service and ground rent and the failure to complete required MII product improvement plans on a timely basis, all due to a lack of operating revenues, and to implement a liquidation of the Partnership's Inns.

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

In connection with the agreement, an affiliate of MII, as ground lessor, has agreed to waive up to $1.2 million of ground rent for a period of up to one year, and any additional ground rent due in excess of $1.2 million will be deferred until the earlier of: (i) the sale of an Inn, or (ii) April 1, 2005; provided, however that in the event a default arises under the agreements reached with MII at any time, all ground rent shall become immediately due and payable. MII, as franchisor, has agreed that for those Inns that will remain in the Fairfield Inn by Marriott system, the property improvement plans are not required to be completed until April 1, 2005, however the work must be commenced by September 1, 2004, and has also agreed to waive any liquidated damages that otherwise may be due to MII arising from the early termination of a franchise agreement due to the sale of an Inn through September 1, 2004, and thereafter reduced the amount to $25,000 per property for Inns sold between September 1, 2004 and November 30, 2004. In exchange for these ground rent and franchise termination fee concessions, the Partnership has agreed to remove 12 of the Inns, as identified by MII, from the Fairfield Inn by Marriott system no later than September 1, 2004 and keep six of the Inns, as identified by MII, in the Fairfield Inn by Marriott system. The remaining Inns can be sold either as a Fairfield Inn by Marriott or without the franchise agreement. In the event product improvement plans are not completed by April 1, 2005 for any Inn not sold, it will result in a default under the MII agreements, and permit MII to terminate the franchise agreements. Further, upon the termination of any franchise agreement, the Partnership must purchase MII's interest under all ground leases.

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.       PLAN OF LIQUIDATION (CONTINUED)

On November 20, 2003, the Partnership engaged a nationally recognized broker to begin marketing the Inns for sale. It is expected that the Partnership will, in all likelihood, be dissolved in 2005, either upon the sale of all Inns or as a result of the foreclosure by the lender of any remaining Inns not otherwise sold. The Partnership sold 4 of its Inns during the first quarter of 2004, sold 2 of its Inns to date in the second quarter and has entered into contracts to sell an additional 17 of its Inns. It is expected that these properties will be sold, if at all, during the second quarter of 2004.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto for the year ended December 31, 2003 as filed on form 10-K.

Due to the agreement reached between the Partnership, its lender and MII on December 5, 2003, the Partnership adopted the liquidation basis of accounting for all periods beginning after September 30, 2003. In accordance with the liquidation basis of accounting, the Partnership adjusted its assets to their estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on current contracts, estimates and other indication of sales value, net of estimated selling costs (including brokerage commissions, transfer taxes, legal costs). Additionally, the Partnership suspended recording any further depreciation expense. The valuations of other assets and liabilities are based on management's estimates as of March 31, 2004. Actual values realized for assets and settlement of liabilities may differ materially from amounts estimated. Significant differences may occur based upon local economic market conditions which have resulted in weaker operating results at some of the hotels. Additionally, Marriott may revoke its franchise agreement at certain hotels.

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

Certain amounts have been reclassified to conform to the current periods presentation.

During the three months ended March 31, 2004, the net fair value of the real estate was increased by $527,000 to reflect revision as a result of contracts received.

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

                  FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prior to adopting the liquidation basis of accounting, the Partnership assessed impairment of its real estate properties based on whether estimated future undiscounted cash flows from such properties will be less than their net book value upon the evidence of impairment indicators. If a property is impaired, its basis is adjusted to its estimated fair value. In 2002, certain Inns experienced declining cash flows, primarily due to additional competition in their local markets and therefore were impaired. The Partnership recorded an impairment charge of $2 million in the first quarter of 2003.

For financial reporting purposes, for the period ended March 31, 2003 the net income of the Partnership was allocated 99% to the limited partners and 1% to the general partner of the Partnership. Significant differences exist between the net income for financial reporting purposes and the net income for Federal income tax purposes. These differences are due primarily to the use, for Federal income tax purposes, of accelerated depreciation methods and shorter depreciable lives for certain assets and differences in the timing of the recognition of certain fees and straight-line rent adjustments.

4.       PROPERTY SALES

         On March 24, 2004, the Partnership sold its Inn located in Norcross, Georgia for $1.5 million. After closing costs and the payment to the Partnership of the $65,217 as agreed to under the liquidation plan, the net proceeds from the sale of approximately $1.4 million were applied toward the Partnership's mortgage debt. The Partnership recognized a loss on the sale of $3,000.

         On March 25, 2004, the Partnership sold its Inns located in Buena Park and Placentia, California for an aggregate price of $8.75 million. After payment for the purchase of the fee interest for $3.6 million, closing costs and the payment to the Partnership of $130,434, as agreed to under the liquidation plan, the net proceeds from the sale of approximately $4.5 million were applied toward the Partnership's mortgage debt. The Partnership recognized a gain on the sale of $37,000.

         On March 29, 2004, the Partnership sold its Inns located in Orlando, Florida for an aggregate price of $2.15 million. After payment for the purchase of the fee interest for $1.75 million, closing costs and the payment to the Partnership of $65,217, as agreed to under the liquidation plan, the net proceeds from the sale of approximately $163,000 were applied toward the Partnership's mortgage debt. The Partnership recognized a loss on the sale of $12,000.

5.       SUBSEQUENT EVENTS

         Subsequent to March 31, 2004, the Partnership sold its Inns located in Indianapolis, Indiana and Hazelwood, Missouri for a combined aggregate sales price of $5.1 million. After payment for the purchase of the fee interest of $1.22 million closing costs and payment to the Partnership of $130,434, as agreed to under the liquidation plan, the net proceeds from the sale of approximately $3.3 million were applied towards the Partnership's mortgage debt. The Partnership expects to recognize a net loss on these properties of approximately $17,000 during the second quarter of 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

As further discussed below, the Partnership has begun liquidating its properties. It is anticipated that the Partnership, in all likelihood, will be dissolved in 2005, either upon the sale of all Inns or as a result of the foreclosure by the lender of any remaining Inns not otherwise sold.

Effective December 5, 2003, the Partnership entered into an agreement with its lender as well as MII, which provides that the lender and MII will forbear in the exercise of their remedies under the relevant documents due to certain existing defaults, including the non-payment of debt service and ground rent and the failure to complete required MII product improvement plans on a timely basis, all due to a lack of operating revenues, and to implement a liquidation of the Partnership's Inns.

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

Due to the agreement reached between the Partnership, its lender and MII on December 5, 2003, the Partnership adopted the liquidation basis of accounting for all periods beginning after September 30, 2003. In accordance with the liquidation basis of accounting, the Partnership adjusted its assets to their estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on current contracts, estimates and other indication of sales value, net of estimated selling costs (including brokerage commissions, transfer taxes, legal costs). Additionally, the Partnership suspended recording any further depreciation expense. The valuations of other assets and liabilities are based on management's estimates as of March 31, 2004. Actual values realized for assets and settlement of liabilities may differ materially from amounts estimated. Significant differences may occur based upon local economic market conditions which have resulted in weaker operating results at some of the hotels. Additionally, Marriott may revoke its franchise agreement at certain hotels.

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

In connection with the agreement, an affiliate of MII, as ground lessor, has agreed to waive up to $1.2 million of ground rent for a period of up to one year, and any additional ground rent due in excess of $1.2 million will be deferred until the earlier of: (i) the sale of an Inn, or (ii) April 1, 2005; provided, however that in the event a default arises under the agreements reached with MII at any time, all ground rent shall become immediately due and payable. MII, as franchisor, has agreed that for those Inns that will remain in the Fairfield Inn by Marriott system, the property improvement plans are not required to be completed until April 1, 2005, however the work must be commenced by September 1, 2004, and has also agreed to waive any liquidated damages that otherwise may be due to MII arising from the early termination of a franchise agreement due to the sale of an Inn through September 1, 2004, and thereafter reduced the amount to $25,000 per property for Inns sold between September 1, 2004 and November 30, 2004. In exchange for these ground rent and franchise termination fee concessions, the Partnership has agreed to remove 12 of the Inns, as identified by MII, from the Fairfield Inn by Marriott system no later than September 1, 2004 and keep six of the Inns, as identified by MII, in the Fairfield Inn by Marriott system. The remaining Inns can be sold either as a Fairfield Inn by Marriott or without the franchise agreement. In the event product improvement plans are not completed by April 1, 2005 for any Inn not sold, it will result in a default under the MII agreements, and permit MII to terminate the franchise agreements. Further, upon the termination of any franchise agreement, the Partnership must purchase MII's interest under all ground leases.

On November 20, 2003, the Partnership engaged a nationally recognized broker to begin marketing the Inns for sale. It is expected that the Partnership will, in all likelihood, be dissolved in 2005, either upon the sale of all Inns or as a result of the foreclosure by the lender of any remaining Inns not otherwise sold. The Partnership sold 4 of its Inns during the first quarter of 2004 and has entered into contracts to sell an additional 17 of its Inns. It is expected that these properties will be sold, if at all, during the second quarter of 2004.

The Partnership's only source of cash will be the $65,217 received upon the sale of each Inn. It is expected that these funds will be used to pay costs associated with winding down the affairs of the Partnership.

In 2003 during the period in which the Partnership operated as a going concern, January 1 through March 31, 2003, the Partnership's cash and cash equivalents, excluding funds held in lender reserves, decreased by $923,000 to $4.9 million at March 31, 2003 compared to $5.9 million at December 31, 2003. The decrease from the prior year is due to $3.5 million of cash used in investing activities and $1.8 million of cash used in financing activities, which were partially offset by $4.4 million of cash provided by operating activities. Cash used in investing activities consisted of capital improvements and equipment purchases. Cash used in financing activities consisted of changes to the restricted cash reserves as required under the terms of the mortgage debt.

RESULTS OF OPERATIONS

Changes in Net Liabilities in Liquidation

January 1, 2004 to March 31, 2004

Net liabilities in liquidation decreased by $1.1 million from January 1, 2004 to March 31, 2004. Operating loss, which includes property related income and expenses, interest expense and property sales were $1.6 million for the period. The fair value of real estate increased by $.5 million due to changes in anticipated proceeds from future property sales based upon current trends in the real estate markets.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

         On March 24, 2004, the Partnership sold its Inn located in Norcross, Georgia for $1.5 million. After closing costs and the payment to the Partnership of the $65,217 as agreed to under the liquidation plan, the net proceeds from the sale of approximately $1.4 million were applied toward the Partnership's mortgage debt. The Partnership recognized a loss on the sale of $3,000.

         On March 25, 2004, the Partnership sold its Inns located in Buena Park and Placentia, California for an aggregate price of $8.75 million. After payment for the purchase of the fee interest for $3.6 million, closing costs and the payment to the Partnership of $130,434, as agreed to under the liquidation plan, the net proceeds from the sale of approximately $4.5 million were applied toward the Partnership's mortgage debt. The Partnership recognized a gain on the sale of $37,000.

         On March 29, 2004, the Partnership sold its Inns located in Orlando, Florida for an aggregate price of $2.15 million. After payment for the purchase of the fee interest for $1.75 million, closing costs and the payment to the Partnership of $65,217, as agreed to under the liquidation plan, the net proceeds from the sale of approximately $163,000 were applied toward the Partnership's mortgage debt. The Partnership recognized a loss on the sale of $12,000.

         On April 7, 2004, the Partnership sold its property located in Indianapolis, Indiana for an aggregate price of $2.35 million. After payment for the purchase of the fee interest for $1.22 million, closing costs and the payment to the Partnership of $65,217, as agreed to under the liquidation plan, the net proceeds from the sale of approximately $865,000 were applied toward the Partnership's mortgage debt. The Partnership recognized a loss on the sale of $3,000.

         On April 23, 2004, the Partnership sold its Inn located in Hazelwood, Missouri for an aggregate price of $2.7 million. After payment for closing costs and the payment to the Partnership of $65,217, as agreed to under the liquidation plan, the net proceeds from the sale of approximately $2.5 were applied toward the Partnership's mortgage debt. The Partnership recognized a loss on the sale of $14,000.

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

None of the recently issue accounting standards had any effect on the Partnership's financial statements.

SEASONALITY

Our hotels have historically experienced seasonal differences typical of the U.S. Hotel Industry with higher revenues in the second and third quarters of the calendar years compared with the first and fourth quarters. This seasonality can cause material fluctuations in our income.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have market risk with respect to interest rates, foreign currency exchanges or other market rate or price risk, and we do not hold any financial instruments for trading purposes. As of March 31, 2004, all of our debt has a fixed interest rate.


ITEM 4.           CONTROLS AND PROCEDURES

The Registrant's management, with the participation of the Registrant's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Reigstrant's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures are effective.

There have not been any changes in the Registrant's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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


    (b) Reports on Form 8-K:

On January 22, 2004, a current report on Form 8-K was filed with respect to the Registrant's change in independent auditors.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May, 2004.


                           FAIRFIELD INN BY MARRIOTT LIMITED PARTNERSHIP

                           By: AP-Fairfield GP, LLC
                               General Partner

                               By: AP-Fairfield Manager Corp.
                                   Manager

                                   By: /s/ Carolyn Tiffany
                                       -----------------------
                                       Carolyn Tiffany
                                       Vice President

                                  EXHIBIT INDEX

 No.      Exhibit                                                                                        Page
 ---                                                                                                     ----

 2.1      Amended and Restated Agreement of Limited Partnership of Fairfield Inn by Marriott              (1)
          Limited Partnership by and among Marriott FIBM One Corporation (General Partner),
          Christopher, G. Townsend (Organizational Limited Partner), and those persons who become Limited Partners (Limited Partners) dated July 31, 1990.

 2.2      First Amendment to Amended and Restated Agreement of Limited Partnership dated as of            (2)
          December 28, 1998.

10.1      Loan Agreement between Fairfield Inn by Marriott Limited Partnership and Nomura Asset           (1)
          Capital Corporation dated January 13, 1997.

10.2      Secured Promissory Note made by Fairfield Inn by Marriott Limited Partnership (the
          (1) "Maker") to Nomura Asset Capital Corporation (the "Payee") dated January 13,
          1997.

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

10.6      Unconditional Limited Guaranty of Payment from Fairfield Inn by Marriott Limited                (5)
          Partnership in favor of Asset Securitization Corporation Commercial Mortgage
          Pass-Through Certificates Series 1997-MD VII Securitization, dated December 5, 2003

10.7      Amendment to Ground Leases, dated December 5, 2003, between Fairfield Inn by Marriott           (6)
          Limited Partnership and Big Boy Properties, Inc.

10.8      Amendment to Franchise Agreement, dated December 5, 2003, between Marriott                      (7)
          International Inc. and Fairfield Inn by Marriott Limited Partnership

  16      Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May             (4)
          20, 2002.

  31      Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                        (18)

  32      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                         (20)

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